Form 10-Q
period 2015-03-31
NorthStar/RXR New York Metro Income, Inc.
filed 2015-05-14
CIK 1603671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission File Number: 333-200617

NORTHSTAR/RXR NEW YORK METRO INCOME, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	46-5183321
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
399 Park Avenue, 18th Floor, New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)

(212) 547-2600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 22,223 shares outstanding as of May 11, 2015.

NORTHSTAR/RXR NEW YORK METRO INCOME, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor entities and our sponsors, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to successfully complete a continuous, public offering;

•	our ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with our target asset classes;

•
our dependence on the resources and personnel of our advisor entities, our sponsor and their affiliates, including our advisor entities ability to source and close on attractive investment opportunities on our behalf;

•	the performance of our advisor entities, our co-sponsor and their affiliates;

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	our advisor entities and its affiliates’ ability to attract and retain sufficient personnel to support our growth and operations;

•
the impact of market and other conditions influencing the availability of equity and debt investments and performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•	changes in our business or investment strategy;

•
the impact of economic conditions on the tenants of the real property that we own as well as on borrowers of the debt we originate and acquire and the mortgage loans underlying the mortgage backed securities in which we invest;

•	changes in the value of our portfolio;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor entities and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of properties or debt investments in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all.

•	environmental compliance costs and liabilities;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our advisor and sub-advisor’s risk and portfolio management systems;

•	failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business and the related cost of compliance;

•
legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs, and changes to laws affecting non-traded REITs and alternative investments generally;

•	our ability to qualify and maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	the loss of our exemption from registration under the Investment Company Act of 1940, as amended;

•	availability of opportunities to acquire equity, debt and securities investments;

•	general volatility in capital markets and economies and the New York metropolitan economy specifically;

•	the adequacy of our cash reserves and working capital;

•
our ability to raise capital in light of certain regulatory changes, including amendments to NASD Rule 2340 and FINRA Rule 2310 and the Department of Labor’s recent proposal on a fiduciary standard for fiduciary standard for retirement accounts; and

•
other risks associated with investing in our targeted investments, including changes in our industry, interest rates, the securities markets, the general economy or the capital markets and real estate markets specifically.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission including the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-200617). The risk factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1. Financial Statements

NORTHSTAR/RXR NEW YORK METRO INCOME, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$201,007	$201,007
Total assets	$201,007	$201,007

Equity
NorthStar/RXR New York Metro Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of March 31, 2015 and no shares authorized as of December 31, 2014, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	$—	$—
Common stock, $0.01 par value, 400,000,000 shares authorized as of March 31, 2015 and 200,000 shares authorized as of December 31, 2014, 22,223 shares issued and outstanding as of March 31, 2015 and December 31, 2014	222	222
Additional paid-in capital	199,785	199,785
Total NorthStar/RXR New York Metro Income, Inc. stockholders’ equity	200,007	200,007
Non-controlling interests	1,000	1,000
Total equity	$201,007	$201,007

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO INCOME, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2014	22,223	$222	$199,785	$200,007	$1,000	$201,007

Balance as of March 31, 2015 (unaudited)	22,223	$222	$199,785	$200,007	$1,000	$201,007

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO INCOME, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar/RXR New York Metro Income, Inc. (the “Company”) was formed to acquire a high-quality commercial real estate (“CRE”) portfolio concentrated in the New York metropolitan area and, in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. The Company intends to complement this strategy by originating and acquiring: (i) CRE debt including, subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. The Company was formed on March 21, 2014 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with the taxable year ended December 31 of the year in which the Company satisfies the minimum offering requirement.
The Company is externally managed by NSAM J-NS/RXR Ltd (the “Advisor”), a subsidiary of the Company’s co-sponsor NorthStar Asset Management Group Inc. (NYSE: NSAM). NSAM provides asset management and other services to NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”), NSAM’s sponsored non-traded companies, as well as any future sponsored companies, including funds, joint ventures and partnerships both in the United States and internationally. The Company will be sub-advised by RXR NTR Sub-Advisor LLC (the “Sub-Advisor”), a Delaware limited liability company and a subsidiary of the Company’s co-sponsor, RXR Realty LLC (“RXR” or “RXR Realty”). RXR is a leading real estate owner, manager and developer in the New York metropolitan area. The Advisor and Sub-Advisor are collectively referred to as the Advisor Entities. The Company, the Advisor and the Sub-Advisor have entered into a sub-advisory agreement delegating certain investment responsibilities of the Advisor to the Sub-Advisor. NSAM and RXR are collectively referred to as the Co-Sponsors. The Company’s dealer manager for the offering, NorthStar Realty Securities, LLC (the “Dealer Manager”) is an affiliate of the Advisor and a subsidiary of NSAM.
Substantially all business of the Company will be conducted through NorthStar/RXR Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. NorthStar/RXR NTR OP Holdings LLC (the “Special Unit Holder”) (a joint venture between the Co-Sponsors) has invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which is recorded as non-controlling interests on the consolidated balance sheets. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from the continuous, public offering to the Operating Partnership as a capital contribution.
The Company’s charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and up to 50,000,000 shares of preferred stock with a par value of $0.01 per share. The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.
On March 28, 2014, the Company issued 16,667 shares of common stock to NorthStar Realty and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million. On February 9, 2015, the Company’s registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) was declared effective to offer a minimum of 200,000 shares and a maximum of 201,052,632 shares of common stock in a continuous, public offering, of which up to 180,000,000 shares can be offered pursuant to its primary offering (the “Primary Offering”) and up to 21,052,632 shares can be offered pursuant to its distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering. At that time, the Company retained the Dealer Manager for the Primary Offering who will be responsible for marketing the shares being offered in the Primary Offering. The board of directors of the Company has the right to reallocate shares between the Primary Offering and the DRP.
As of March 31, 2015, the Company had not begun issuing shares in its Primary Offering and neither the Company nor the Operating Partnership had acquired or committed to make any investments.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting

NORTHSTAR/RXR NEW YORK METRO INCOME, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. The Company did not have operations for the three months ended March 31, 2015 and 2014, and therefore does not present consolidated statements of operations or consolidated statements of cash flows for the applicable periods. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position have been included and are of a normal and recurring nature.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary, which is majority-owned and controlled by the Company. There were no intercompany balances as of March 31, 2015 and December 31, 2014.
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Cash
The Company considers all highly-liquid investments with a remaining maturity date of three months or less to be cash. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of
$250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions. To date, the
Company has not experienced any losses on cash.
Operating Real Estate
The Company will follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. Ordinary repairs and maintenance will be expensed as incurred. Operating real estate will be carried at historical cost less accumulated depreciation. Operating real estate will be depreciated using the straight-line method over the estimated useful life of the assets. Construction costs incurred in connection with the Company’s investments will be capitalized and included in operating real estate, net on the consolidated balance sheets. Construction or redevelopment in progress will not be depreciated until the development is substantially completed. Costs directly related to an acquisition deemed to be a business combination will be expensed and included in transaction costs in the consolidated statements of operations. The Company will evaluate whether a real estate acquisition constitutes a business and whether business combination accounting is appropriate.
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff will be classified as held for sale and recorded at the lower of cost or estimated value.
Real Estate Securities
The Company will classify its CRE securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be recorded as a component of accumulated other comprehensive income (“OCI”) in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.

NORTHSTAR/RXR NEW YORK METRO INCOME, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate will be derived from leasing of space to various types of tenants. The leases will be for fixed terms of varying length and generally provide for annual rentals to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases.
Real Estate Debt Investments
Interest income will be recognized on an accrual basis and any related premium, discount, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in the consolidated statements of operations. The amortization of a premium or accretion of a discount will be discontinued if such loan is reclassified to held for sale.
Real Estate Securities
Interest income will be recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income.
Credit Losses and Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio will be reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value will be considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company will consider U.S. macroeconomic factors, real estate sector, asset specific conditions and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations.
An allowance for a doubtful account for a tenant receivable will be established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, the Company will establish, on a current basis, an allowance for future tenant credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
Real Estate Debt Investments
Loans will be considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company will be required in this analysis. The Company will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheets date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.

NORTHSTAR/RXR NEW YORK METRO INCOME, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income recognition will be suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments will be applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest will be recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan will be written off when it is no longer realizable and/or legally discharged.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected will be evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses will be recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment will be recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings will be accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality will be considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
Fair Value Measurement
The fair value of financial instruments is categorized based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Quoted prices for identical assets or liabilities in an active market.

Level 2.	Financial assets and liabilities whose values are based on the following:

a)	Quoted prices for similar assets or liabilities in active markets.

b)	Quoted prices for identical or similar assets or liabilities in non-active markets.

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3.	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.
U.S. GAAP requires disclosure of fair value about all financial instruments. As of March 31, 2015 and December 31, 2014, the Company’s only financial instrument was cash and its fair value was estimated to approximate its carrying amount.

NORTHSTAR/RXR NEW YORK METRO INCOME, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Based Compensation
The Company adopted a long-term incentive plan (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. The Company currently intends to issue awards only to its independent directors under the Plan. The Company will account for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, will be amortized to compensation expense over the award's vesting period on a straight-line basis. Equity-based compensation will be recorded in general and administrative expenses in the consolidated statements of operations.
Income Taxes
The Company intends to elect to be taxed as a REIT under the Internal Revenue Code and intends to operate as such, commencing with the taxable year in which the Company satisfies the minimum offering requirement. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance U.S. GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

3.	Related Party Arrangements
NSAM J-NS/RXR Ltd. and RXR NTR Sub-Advisor LLC
Subject to certain restrictions and limitations, the Advisor Entities are responsible for managing the Company’s affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on behalf of the Company. The Advisor Entities may delegate certain of their obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. For such services, to the extent permitted by law and regulations, the Advisor Entities will receive fees and reimbursements from the Company, of which the Sub-Advisor will receive 50% of all fees and up to 25% of all reimbursements.
The Company will pay the Sub-Advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary in the geographic area of the property.
Fees to Advisor Entities
Asset Management Fee
The Advisor Entities, or their affiliates, will receive a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).
Acquisition Fee
The Advisor Entities, or their affiliates, will also receive an acquisition fee equal to 2.25% of each real estate property acquired by the Company, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an equity investment made through a joint venture) and 1.0% of the amount funded or allocated by the Company to acquire or originate CRE debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor Entities related to the acquisition of an equity or CRE debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor Entities related to the

NORTHSTAR/RXR NEW YORK METRO INCOME, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

origination or acquisition of CRE debt investments will be included in CRE debt investments, net on the consolidated balance sheets and will be amortized to interest income over the life of the investment using the effective interest method.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor Entities, or their affiliates, will receive a disposition fee equal to 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each CRE debt investment sold or syndicated. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale will be included in CRE debt investments, net on the consolidated balance sheets and will be amortized to interest income over the life of the investment using the effective interest method.
Reimbursements to Advisor Entities
Operating Costs
The Advisor Entities, or their affiliates, will be entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor Entities in connection with administrative services provided to the Company. Indirect operating costs include the Company’s allocable share of costs incurred by the Advisor Entities for personnel and other overhead such as rent, technology and utilities. However, there will be no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor Entities receive an acquisition fee or a disposition fee. The Company will reimburse the Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor Entities for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company will calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
Organization and Offering Costs
The Advisor Entities, or their affiliates, will be entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company will be obligated to reimburse the Advisor Entities, or their affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from the Offering. The Advisor Entities do not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $30.0 million, or 1.5% of the total proceeds available to be raised from the Offering. The Company shall not reimburse the Advisor Entities for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company. The Company will record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs will be recorded in general and administrative expenses in the consolidated statements of operations and offering costs will be recorded as a reduction to equity.
NorthStar Realty Securities, LLC
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, the Company will pay the Dealer Manager, an affiliate of the Sponsor, selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which will be reallowed to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager. No selling commissions or dealer manager fees will be paid for sales pursuant to the DRP.

NORTHSTAR/RXR NEW YORK METRO INCOME, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Distribution Support Agreement
Pursuant to a distribution support agreement, NorthStar Realty and RXR agreed to purchase 75% and 25% , respectively, of any shares, up to an aggregate of $10 million in shares of the Company’s common stock (which will include any shares NorthStar Realty and RXR may purchase in order to satisfy the minimum offering requirement) in certain circumstances in order to provide additional funds to support distributions to stockholders, if necessary.
NorthStar Realty and RXR
In December 2013, NorthStar Realty entered into a strategic transaction with RXR. The investment in RXR Realty includes an approximate 30% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that NSAM may be entitled to certain fees in connection with RXR’s investment management business.

4.	Equity-Based Compensation
The Company adopted the Plan, which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. The Company currently intends to issue awards only to its independent directors under the Plan. The Company will account for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, will be amortized to compensation expense over the award’s vesting period on a straight-line basis. Equity-based compensation will be recorded in general and administrative expenses in the consolidated statements of operations. Each of the Company’s three independent directors will be granted 5,000 shares of restricted stock upon the Company raising the minimum amount of $2.0 million in gross offering proceeds.

5.	Stockholders’ Equity
Common Stock
As of March 31, 2015 and December 31, 2014, the Company had 22,223 shares outstanding.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor Entities or another firm chosen for that purpose. Pursuant to amended FINRA Rule 2310 which is expected to be effective in 2016, the Company expects to establish an estimated value per share from and after 150 days following the second anniversary of breaking escrow in the offering and annually thereafter. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements.

6.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests will be based on the limited partners’ ownership percentage of the Operating Partnership. The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued Special Units, which is recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2015 and December 31, 2014.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “we,” “us” or “our” refer to NorthStar/RXR New York Metro Income, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We were formed to acquire a high-quality commercial real estate, or CRE, portfolio concentrated in the New York metropolitan area and, in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. We intend to complement this strategy by originating and acquiring: (i) CRE debt including, subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. We were formed on March 21, 2014 as a Maryland corporation and intend to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31 of the year in which the Company satisfies the minimum offering requirement.
We are externally managed by NSAM J-NS/RXR Ltd (the “Advisor”), a subsidiary of our co-sponsor NorthStar Asset Management Group Inc. (NYSE: NSAM). NSAM provides asset management and other services to NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”), NSAM’s sponsored non-traded companies, as well as any future sponsored companies, including funds, joint ventures and partnerships both in the United States and internationally. As of March 31, 2015, NSAM has an aggregate of $23.8 billion of assets under management, adjusted for acquisitions and commitments to acquire investments through May 8, 2015, in a variety of CRE investments. We will be sub-advised by RXR NTR Sub-Advisor LLC (the “Sub-Advisor”), a Delaware limited liability company and a subsidiary of the Company’s co-sponsor, RXR Realty LLC (“RXR” or “RXR Realty”). RXR is a leading real estate owner, manager and developer in the New York metropolitan area. As of March 31, 2015, RXR’s operating platform managed 88 commercial real estate properties and investments containing 22.4 million square feet with an aggregate gross asset value of $11.6 billion, adjusted for transactions through May 8, 2015.  In addition, RXR has a residential development pipeline of approximately 5,000 units. Our Advisor and Sub-Advisor are collectively referred to as our Advisor Entities. Our Advisor and the Sub-Advisor entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to the Sub-Advisor. NSAM and RXR are collectively referred to as the Co-Sponsors. Our dealer manager for the offering, NorthStar Realty Securities, LLC, or Dealer Manager, is an affiliate of our Advisor and a subsidiary of NSAM.
Our primary investment types are as follows:

•
Commercial Real Estate Equity - Our CRE equity investments will primarily be high-quality commercial real estate concentrated in the New York metropolitan area with a focus on office and mixed use properties and a lesser emphasis on multifamily properties. These investments may include direct and indirect ownership in real estate and real estate assets that may or may not be structurally senior to a third-party partner’s equity.

•	Commercial Real Estate Debt - Our CRE debt investments may include subordinate loans and participations in such loans and preferred equity interests.

•
Commercial Real Estate Securities - Our CRE securities investments may include commercial mortgage-backed securities, or CMBS, backed by real estate in the New York metropolitan area and may include collateralized debt obligation, or, CDO, notes and other securities.

We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital.
We registered to offer up to 180,000,000 shares pursuant to our primary offering to the public, or our Primary Offering, and up to 21,052,632 shares pursuant to our distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering. Our Dealer Manager is responsible for marketing the shares being offered pursuant to our Primary Offering.
The Securities and Exchange Commission, or SEC, declared our registration statement effective on February 9, 2015.

Outlook and Recent Trends
The New York metropolitan area remains one of the strongest markets for CRE investing in the United States. The combination of institutional and foreign investor interest and expanding growth in the media and technology sectors continues to support robust transaction volume and valuations. During the 12 months ended June 30, 2014, New York City ranked first for total real estate investment volume globally, with over $55 billion in aggregate real estate transactions. In addition, in 2014 the number of new leases for over 100,000 square feet-a key indicator of business confidence- reached their highest levels since 2005. This contributed to over 9.0 million square feet of net office absorption in 2014, also the highest level since 2005.
Underlying this strong real estate market is a diverse and dynamic economy, as the New York metropolitan area continues to attract leading media, high-tech and creative companies, in addition to traditional corporate and financial services firms. In 2014, technology, advertising and media companies accounted for the largest share of new leasing activity in the area, outpacing both financial and legal services firms. While office rents and occupancy rates within Manhattan remain strong, emerging areas in the outer boroughs and outlying suburbs will also present compelling investment opportunities as companies seek lower-cost alternatives to more expensive markets.
New York City’s growing economy has drawn new residents to the area, with New York City’s population reaching an all-time high of approximately 8.4 million residents as of 2013, with more recent college graduates than any other major metropolitan area in the United States. New York City’s employment growth has outperformed the national average for each of the past five years, illustrating the area’s competitive advantage for companies and as a residential choice relative to other markets. New York City tourism, which is a key driver of local economic activity, has also increased 42% since 2003. The New York metropolitan area’s real estate market stands to benefit from these developments, with strong real estate fundamentals and demographics driving increased demand for both commercial and residential space.
On a macro level, we believe the U.S. economy as a whole is on a healthy growth path and as a result the U.S. Federal Reserve should be on track to begin raising rates in 2015, a sign that economic growth and employment are achieving targeted levels. The New York metropolitan area has been a direct beneficiary of these positive macroeconomic trends. Companies recognize the importance of having a presence in this market to tap its attractive workforce and gain exposure for their global brands. This has resulted in New York City hitting an all-time high in total employment, recording approximately 4.1 million jobs through March 2015, recovering over 360% of the jobs lost during the recent credit crisis and subsequent recession from December 2007 to June 2009. More impressively, New York was able to achieve this at a time when the financial service sector, its traditional economic engine, underperformed. This highlights the growing diversity of the New York economy, including the continued expansion of the media and technology sectors.
Overall valuations in the CRE markets continue to improve since bottoming out in 2009. Robust investor demand in 2014 for CRE assets increased transaction activity and prices as rent and vacancy improved across most property sectors and are forecasted to continue to improve in 2015. However, global economic, financial and political headwinds remain. For instance, global market instability and the risk that maturing CRE debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the CRE markets for some time. These maturing loans could negatively impact CRE lending markets and slow overall transaction volumes. In addition, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat low inflation and slow growth, which may have negative effects to their markets and beyond over the long-term. A changing New York City political landscape may also negatively impact the ability to effectively conduct our business and the macroeconomic conditions discussed above may also impact the creditworthiness of our tenants, operators, borrowers and us, which could result in the inability to meet the terms of leases and borrowings while additionally impacting the implementation of redevelopment and repositioning strategies.
Large investments in office construction, including approximately 7.2 million square feet of Class A office space currently under construction, may negatively impact future occupancy levels and market rental rates. A low interest rate environment has contributed to increased demand for high-quality real estate assets in desirable markets as investors search for both yield and safety. A near-term interest rate increase may reverse these trends. In addition, international market volatility, including in the euro area, may impact international demand for CRE assets in the New York metropolitan area and depress overall CRE liquidity and valuations. All these factors and uncertainties could adversely impact our ability to implement our investment objectives.
Finally, after showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded sector experienced strong growth over recent years with approximately $16 billion of equity raised for programs in this space in 2014 alone. We anticipate that capital raising in 2015 will remain strong as we monitor a variety of trends in this industry including a number of regulatory changes like the implementation of FINRA 15-02 and the Department of Labor’s recent proposal on a fiduciary standard for retirement accounts. Due to generally positive market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that this will be the case.
Our Strategy
Our primary business objectives are to acquire and originate real estate-related investments that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our investments may be considered transitional in nature because the owner or borrower may have a business plan to improve the collateral and, as a result we may require the borrower to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We will also require the owner or borrower and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We believe that our Advisor Entities have a platform that derives a potential competitive advantage from the combination of deep industry relationships, market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We will use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
Financing Strategy
We will use asset-level financing as part of our investment strategy and we seek to match-fund our assets and liabilities by having similar lease terms or maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk and utilize non-recourse liabilities whenever possible. Our Advisor Entities are responsible for managing such financing and interest rate risk on our behalf. We intend to pursue a variety of financing arrangements such as mortgage notes, credit facilities, securitization financing transactions and other term borrowings. We will seek and prefer long-term, non-recourse financing, including non mark-to-market financing that may be available through securitization. We may, as circumstances warrant, need to use some level of recourse financing.
Although we will have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, including cash and excluding indirect leverage held through our unconsolidated joint venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We will use leverage for the sole purpose of financing our investments and diversifying our equity and we will not employ leverage to speculate on changes in interest rates. We also will seek assignable financing when available. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, although it may exceed this level during our organization and offering stage.
Borrowing levels for commercial real estate investments may change depending upon the nature of the assets and the related financing. Our financing strategy for our real estate will typically use long-term, non-recourse mortgage loans. Our financing strategy for our debt and securities investments will be dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread, generally using credit facilities and securitization financing transactions.
Portfolio Management
Our Advisor Entities maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. For our joint venture investments, we intend to rely on affiliates of our Sub-Advisor to provide certain asset management, property management and/or other services in managing our joint investments. Nevertheless, we cannot be certain that our Advisor Entities review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. Our Advisor Entities, under the direction of the Investment Committee, use many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability of our Advisor Entities to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For real estate equity and CRE debt investments, frequent re-underwriting and dialogue with borrowers/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor Entities use an experienced portfolio management and servicing team that monitors these factors on our behalf.
Our investments will be reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that its carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including real estate sector conditions, together with asset and market specific circumstances among other factors.
Each of our CRE debt investments will be secured by commercial real estate collateral and requires customized portfolio management and servicing strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and the financial condition of our collateral and our borrowers’/operators’ ability to further support the collateral. Further, some of our investments will be considered transitional in nature because the business plan is to re-position, re-develop or otherwise lease-up the property in order to improve the collateral. At the time of acquisition or origination, the underlying property revenues may not be sufficient to support lease payments, debt service or generate positive net operating income. The business plan may necessitate a lease reserve or interest or other reserves, whether through proceeds from our loans, borrowings, offering proceeds or otherwise, to support lease payments or debt service and capital expenditures during the implementation of the business plan. There may also be a requirement for the borrower, tenant/operator, guarantor or us, to refill these reserves should they become deficient during the applicable period for any reason.
Critical Accounting Policies
Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because we believe that understanding these policies is critical to understanding and evaluating our reported financial results. Additionally, these policies may involve significant management judgment and assumptions or require estimates about matters that are inherently uncertain. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Operating Real Estate
We will follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. Ordinary repairs and maintenance will be expensed as incurred. Operating real estate will be carried at historical cost less accumulated depreciation. Operating real estate will be depreciated using the straight-line method over the estimated useful life of the assets. Construction costs incurred in connection with our investments will be capitalized and included in operating real estate, net on our consolidated balance sheets. Construction or redevelopment in progress will not be depreciated until the development is substantially completed. Costs directly related to an acquisition deemed to be a business combination will be expensed and included in transaction costs in our consolidated statements of operations. We will evaluate whether a real estate acquisition constitutes a business and whether business combination accounting is appropriate.
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where we do not have the intent to hold the loan for the foreseeable future or until its expected payoff will be classified as held for sale and recorded at the lower of cost or estimated value.

Real Estate Securities
We will classify our CRE securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations.
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate will be derived from leasing of space to various types of tenants. The leases will be for fixed terms of varying length and generally provide for annual rentals to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases.
Real Estate Debt Investments
Interest income will be recognized on an accrual basis and any related premium, discount, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in our consolidated statements of operations. The amortization of a premium or accretion of a discount will be discontinued if such loan is reclassified to held for sale.
Real Estate Securities
Interest income will be recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income.
Credit Losses and Impairment on Investments
Operating Real Estate
Our real estate portfolio will be reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value will be considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management will consider U.S. macroeconomic factors, real estate sector, asset specific conditions and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations.
An allowance for a doubtful account for a tenant receivable will be established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, we will establish, on a current basis, an allowance for future tenant credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
Real Estate Debt Investments
Loans will be considered impaired when, based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management will be required in this analysis. We will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheets date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.
Income recognition will be suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments will be applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest will be recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan will be written off when it is no longer realizable and/or legally discharged.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected will be evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses will be recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment will be recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings will be accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality will be considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
Liquidity and Capital Resources
We will require capital to fund our investment activities, operating expenses and to make distributions. We will obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We will access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2015, we have not made any investments and our total assets consists of $0.2 million of cash.
If we are unable to raise funds in our Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We currently have no outstanding borrowings. Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75% of the cost of our investments, including cash.
In addition to making investments in accordance with our investment objectives, we will use our capital resources to make certain payments to our Advisor Entities and our Dealer Manager. During our organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Dealer Manager and our Advisor Entities, or their affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor Entities, or their affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Offering. During our acquisition and development stage, we expect to make payments to our Advisor Entities, or their affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor Entities in providing services to us. We entered into advisory and sub-advisory agreements with our Advisor Entities, which have a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor Entities and our board of directors, including a majority of our independent directors.
Off-Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet arrangements.
Related Party Arrangements
NSAM J-NS/RXR Ltd. and RXR NTR Sub-Advisor LLC
Subject to certain restrictions and limitations, our Advisor Entities are responsible for managing our affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on our behalf. Our Advisor Entities may delegate certain of their obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. For such services, to the extent permitted by law and regulations, our Advisor Entities will receive fees and reimbursements from the Company, of which the Sub-Advisor will receive 50% of all fees and up to 25% of all reimbursements.
The Company will pay the Sub-Advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary in the geographic area of the property.
Fees to Advisor Entities
Asset Management Fee
Our Advisor Entities, or their affiliates, will receive a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).
Acquisition Fee
Our Advisor Entities, or their affiliates, will also receive an acquisition fee equal to 2.25% of each real estate property acquired by us, including acquisition costs and any financing attributable to an equity investment (or our proportionate share thereof in the case of an equity investment made through a joint venture) and 1.0% of the amount funded or allocated by us to acquire or originate investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to our Advisor Entities related to the acquisition of an equity or CRE debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on our consolidated balance sheets. An acquisition fee paid to our Advisor Entities related to the origination or acquisition of CRE debt investments will be included in CRE debt investments, net on our consolidated balance sheets and will be amortized to interest income over the life of the investment using the effective interest method.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor Entities, or their affiliates, will receive a disposition fee equal to 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each CRE debt investment sold or syndicated. We will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale will be included in CRE debt investments, net on our consolidated balance sheets and will be amortized to interest income over the life of the investment using the effective interest method.
Reimbursements to Advisor Entities
Operating Costs
Our Advisor Entities, or their affiliates, will be entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor Entities in connection with administrative services provided to us. Indirect operating costs include our allocable share of costs incurred by our Advisor Entities for personnel and other overhead such as rent, technology and utilities. However, there will be no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor Entities receive an acquisition fee or a disposition fee. We will reimburse our Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor Entities for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
Organization and Offering Costs
Our Advisor Entities, or their affiliates, will be entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor Entities, or their affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from our Offering. Our Advisor Entities do not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $30.0 million, or 1.5% of the total proceeds available to be raised from our Offering. The Company shall not reimburse our Advisor Entities for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company. We will record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs will be recorded in general and administrative expenses in the consolidated statements of operations and offering costs will be recorded as a reduction to equity.
NorthStar Realty Securities, LLC
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, we will pay our Dealer Manager, an affiliate of the Sponsor, selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which will be reallowed to participating broker-dealers. In addition, we will pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager. No selling commissions or dealer manager fees will be paid for sales pursuant to our DRP.
Distribution Support Agreement
Pursuant to a distribution support agreement, NorthStar Realty and RXR agreed to purchase 75% and 25%, respectively, of any shares, up to an aggregate of $10 million in shares of the Company’s common stock (which will include any shares NorthStar Realty and RXR may purchase in order to satisfy the minimum offering requirement) in certain circumstances in order to provide additional funds to support distributions to stockholders, if necessary.
NorthStar Realty and RXR
In December 2013, NorthStar Realty entered into a strategic transaction with RXR. The investment in RXR Realty includes an approximate 30% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that NSAM may be entitled to certain fees in connection with RXR’s investment management business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We will be primarily subject to interest rate risk and credit risk. These risks will be dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions will be held for investment and not for trading purposes.
As of March 31, 2015, our only asset was cash, which was held in a non-interest bearing account, so any change in interest rates would have no impact on our earnings.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in the Company’s periodic reports.
PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
During the period covered by this Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended, or Securities Act.
On February 6, 2015, our registration statement on Form S-11 (File No. 333-200617), covering our Offering of up to 201,052,632 shares of common stock, of which up to 180,000,000 shares of common stock would be offered pursuant to our Primary Offering and up to 21,052,632 shares of common stock would be offered pursuant to our DRP was declared effective under Securities Act of 1933, as amended, or the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering shares of common stock pursuant to our Offering at an aggregate Primary Offering price of up to $1.8 billion, or $10.00 per share with discounts available to certain categories of purchasers and shares of common stock pursuant to an aggregate DRP Offering price of $201.0 million, or $9.50 per share. We expect to sell the shares registered in our Offering over a two-year period ending February 2017, unless extended by our board of directors. As of March 31, 2015, our Advisor Entities incurred organization and offering costs of $2.6 million on our behalf. These costs are not recorded in our consolidated financial statements as of March 31, 2015 because such costs are not a liability of ours until the minimum amount of $2.0 million in gross offering proceeds is raised and such costs will only become a liability of ours to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds raised from our Offering. We will record organization and offering costs each period based on an allocation determined by the expectation of total organization and offering costs to be reimbursed.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective February 9, 2015, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability, if the disability is deemed qualifying by our board of directors in their sole discretion and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.
As of March 31, 2015, we have not issued any common shares in our Offering and we have not repurchased any shares pursuant to our Share Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar/RXR New York Metro Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on February 5, 2015, and incorporated herein by reference)

3.2
Bylaws of NorthStar/RXR New York Metro Income, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 26, 2014, and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to the prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 9, 2015 and incorporated herein by reference)
4.2	Distribution Reinvestment Plan (included as Appendix C to the prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 9, 2015 and incorporated herein by reference)
10.1
Escrow Agreement, dated as of February 4, 2015 (filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on February 5, 2015, and incorporated herein by reference)

10.2*	Advisory Agreement, dated as of February 9, 2015
10.3*	Limited Partnership Agreement of NorthStar/RXR Operating Partnership, LP, dated as of February 9, 2015
10.4
NorthStar/RXR New York Metro Income, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on February 5, 2015, and incorporated herein by reference)

10.5*	NorthStar/RXR New York Metro Income, Inc. Independent Directors Compensation Plan dated as of February 2, 2015
10.6*	Sub-Advisory Agreement, dated as of February 9, 2015
10.7
Form of Restricted Stock Award (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 26, 2014, and incorporated herein by reference)

10.8*	Distribution Support Agreement, dated as of February 9, 2015
10.9
Form of Indemnification Agreement entered into between NorthStar/RXR New York Metro Income, Inc. and each of the following persons as of February 2, 2015: David T. Hamamoto, Scott H. Rechler, Daniel R. Gilbert, Debra A. Hess, Ronald J. Lieberman, Brett S. Klein, Dianne Hurley, Lawrence J. Waldman, Winston W. Wilson, Albert Tylis, Michael Maturo and Jason M. Barnett (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 26, 2014, and incorporated herein by reference)

31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*
Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the NorthStar/RXR New York Metro Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Equity for the three months ended March 31, 2015 (unaudited) and year ended December 31, 2014; and (iii) Notes to Consolidated Financial Statements (unaudited).

____________________________________________________________________________

*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar/RXR New York Metro Income, Inc.
Date:	May 13, 2015	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer and Treasurer