Form 10-Q
period 2015-06-30
NorthStar/RXR New York Metro Income, Inc.
filed 2015-08-13
CIK 1603671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
The Company has one class of common stock, $0.01 par value per share, 22,223 shares outstanding as of August 11, 2015.

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

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR/RXR NEW YORK METRO INCOME, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$201,007	$201,007
Total assets	$201,007	$201,007

Equity
NorthStar/RXR New York Metro Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of June 30, 2015 and no shares authorized as of December 31, 2014, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	$—	$—
Common stock, $0.01 par value, 400,000,000 shares authorized as of June 30, 2015 and 200,000 shares authorized as of December 31, 2014, 22,223 shares issued and outstanding as of June 30, 2015 and December 31, 2014	222	222
Additional paid-in capital	199,785	199,785
Total NorthStar/RXR New York Metro Income, Inc. stockholders’ equity	200,007	200,007
Non-controlling interests	1,000	1,000
Total equity	$201,007	$201,007

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO INCOME, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2014	22,223	$222	$199,785	$200,007	$1,000	$201,007

Balance as of June 30, 2015 (unaudited)	22,223	$222	$199,785	$200,007	$1,000	$201,007

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
The Company is externally managed by NSAM J-NS/RXR Ltd (the “Advisor”), a subsidiary of the Company’s co-sponsor NorthStar Asset Management Group Inc. (NYSE: NSAM). NSAM provides asset management and other services to NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”), NSAM’s sponsored non-traded companies, as well as any future sponsored companies, including funds, joint ventures and partnerships both in the United States and internationally. The Company is sub-advised by RXR NTR Sub-Advisor LLC (the “Sub-Advisor”), a Delaware limited liability company and a subsidiary of the Company’s co-sponsor, RXR Realty LLC (“RXR” or “RXR Realty”). RXR is a leading real estate owner, manager and developer in the New York metropolitan area. The Advisor and Sub-Advisor are collectively referred to as the Advisor Entities. The Company, the Advisor and the Sub-Advisor have entered into a sub-advisory agreement delegating certain investment responsibilities of the Advisor to the Sub-Advisor. NSAM and RXR are collectively referred to as the Co-Sponsors. The Company’s dealer manager for the offering, NorthStar Securities, LLC (the “Dealer Manager”) is an affiliate of the Advisor and a subsidiary of NSAM.
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
As of June 30, 2015, the Company had not begun issuing shares in its Primary Offering and neither the Company nor the Operating Partnership had acquired or committed to make any investments.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures

NORTHSTAR/RXR NEW YORK METRO INCOME, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. The Company did not have operations for the six months ended June 30, 2015 and 2014, and therefore does not present consolidated statements of operations or consolidated statements of cash flows for the applicable periods. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position have been included and are of a normal and recurring nature.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Operating Partnership, which is majority-owned and controlled by the Company. There were no intercompany balances as of June 30, 2015 and December 31, 2014.
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
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate will be derived from the leasing of space to various types of tenants. The leases will be for fixed terms of varying length and will generally provide for annual rentals to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases.

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
U.S. GAAP requires disclosure of fair value about all financial instruments. As of June 30, 2015 and December 31, 2014, the Company’s only financial instrument was cash and its fair value was estimated to approximate its carrying amount.
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
Income Taxes
The Company intends to elect to be taxed as a REIT under the Internal Revenue Code and intends to operate as such, commencing with the taxable year in which the Company satisfies the minimum offering requirement. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT

NORTHSTAR/RXR NEW YORK METRO INCOME, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

3.	Related Party Arrangements
NSAM J-NS/RXR Ltd. and RXR NTR Sub-Advisor LLC
Subject to certain restrictions and limitations, the Advisor Entities are responsible for managing the Company’s affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on behalf of the Company. The Advisor Entities may delegate certain of their obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. For such services, to the extent permitted by law and regulations, the Advisor Entities will receive fees and reimbursements from the Company, of which the Sub-Advisor generally will receive 50% of all fees and up to 25% of all reimbursements.
The Company will pay the Sub-Advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property.
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
Acquisition Fee
The Advisor Entities, or their affiliates, will also receive an acquisition fee equal to 2.25% of each real estate property acquired by the Company, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an equity investment made through a joint venture) and 1.0% of the amount funded or allocated by the Company to acquire or originate CRE debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor Entities related to the acquisition of an equity or CRE debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor Entities related to the origination or acquisition of CRE debt investments will be included in debt investments, net on the consolidated balance sheets and will be amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes the costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor Entities, or their affiliates, will receive a disposition fee equal to 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each CRE debt investment sold or syndicated. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will

NORTHSTAR/RXR NEW YORK METRO INCOME, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and will be included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale will be included in CRE debt investments, net on the consolidated balance sheets and will be amortized to interest income over the life of the investment using the effective interest method.
Reimbursements to Advisor Entities
Operating Costs
The Advisor Entities, or their affiliates, are entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor Entities in connection with administrative services provided to the Company. The Advisor Entities allocate, in good faith, indirect costs to the Company related to the Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor Entities. The indirect costs include the Company’s allocable share of the Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there will be no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor Entities receive an acquisition fee or a disposition fee. The Advisor Entities allocate these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor Entities will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company will reimburse the Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor Entities for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company will calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
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
NorthStar Securities, LLC
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
NorthStar Realty and RXR
In December 2013, NorthStar Realty entered into a strategic transaction with RXR. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that NSAM may be entitled to certain fees in connection with RXR’s investment management business.

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
Common Stock
As of June 30, 2015 and December 31, 2014, the Company had 22,223 shares outstanding.
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
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests will be based on the limited partners’ ownership percentage of the Operating Partnership. The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued Special Units, which is recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2015 and December 31, 2014.

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
We are externally managed by NSAM J-NS/RXR Ltd (the “Advisor”), a subsidiary of our co-sponsor NorthStar Asset Management Group Inc. (NYSE: NSAM). NSAM provides asset management and other services to NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”), NSAM’s sponsored non-traded companies, as well as any future sponsored companies, including funds, joint ventures and partnerships both in the United States and internationally. As of June 30, 2015, NSAM has an aggregate of $24.7 billion of assets under management, adjusted for acquisitions and commitments to acquire investments through August 5, 2015, in a variety of CRE investments. We are sub-advised by RXR NTR Sub-Advisor LLC (the “Sub-Advisor”), a Delaware limited liability company and a subsidiary of the Company’s co-sponsor, RXR Realty LLC (“RXR” or “RXR Realty”). RXR is a leading real estate owner, manager and developer in the New York metropolitan area. As of June 30, 2015, RXR’s operating platform managed 90 commercial real estate properties and investments containing 23.3 million square feet with an aggregate gross asset value of $12.0 billion. In addition, RXR has a residential development pipeline of approximately 3,000 units. Our Advisor and Sub-Advisor are collectively referred to as our Advisor Entities. Our Advisor and the Sub-Advisor entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to the Sub-Advisor. NSAM and RXR are collectively referred to as the Co-Sponsors. Our dealer manager for the offering, NorthStar Securities, LLC, or our Dealer Manager, is an affiliate of our Advisor and a subsidiary of NSAM.
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
Outlook and Recent Trends
The New York metropolitan area remains one of the strongest markets for CRE investing in the United States. The combination of institutional and foreign investor interest and expanding growth in the media and technology sectors continues to support robust transaction volume and valuations. During the six months ended June 30, 2015, New York City ranked first for total real estate investment volume globally, with over $25 billion in aggregate real estate transactions. In addition, in 2014 the number of new leases for over 100,000 square feet-a key indicator of business confidence- reached their highest levels since 2005. This contributed to over 9.0 million square feet of net office absorption in 2014, also the highest level since 2005.
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
Finally, after showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded sector experienced strong growth over recent years with approximately $16 billion of equity raised for programs in this space in 2014 alone. We anticipate that capital raising in 2015 will remain strong as we monitor a variety of trends in this industry including a number of regulatory changes like the implementation of FINRA 15-02 and the Department of Labor’s recent proposal on a fiduciary standard for retirement accounts. Due to generally positive market dynamics and our Advisor Entities and their affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that this will be the case.

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
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where we do not intend to hold the loan for the foreseeable future or until its expected payoff will be classified as held for sale and recorded at the lower of cost or estimated value.
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

Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate will be derived from the leasing of space to various types of tenants. The leases will be for fixed terms of varying length and will generally provide for annual rentals to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases.
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
Credit Losses and Impairment on Investments
Operating Real Estate
Our real estate portfolio will be reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value will be considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management will consider U.S. macroeconomic factors, real estate sector and asset specific conditions and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations.
An allowance for a doubtful account for a tenant receivable will be established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, we will establish, on a current basis, an allowance for future tenant credit losses on unbilled rent receivables based on an evaluation of the collectability of such amounts.
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
Liquidity and Capital Resources
We will require capital to fund our investment activities, operating expenses and to make distributions. We will obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We will access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2015, we have not made any investments and our total assets consists of $0.2 million of cash.
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
Off-Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet arrangements.

Related Party Arrangements
NSAM J-NS/RXR Ltd. and RXR NTR Sub-Advisor LLC
Subject to certain restrictions and limitations, our Advisor Entities are responsible for managing our affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on our behalf. Our Advisor Entities may delegate certain of their obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. For such services, to the extent permitted by law and regulations, our Advisor Entities will receive fees and reimbursements from the Company, of which the Sub-Advisor generally will receive 50% of all fees and up to 25% of all reimbursements.
The Company will pay the Sub-Advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property.
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
Acquisition Fee
Our Advisor Entities, or their affiliates, will also receive an acquisition fee equal to 2.25% of each real estate property acquired by us, including acquisition costs and any financing attributable to an equity investment (or our proportionate share thereof in the case of an equity investment made through a joint venture) and 1.0% of the amount funded or allocated by us to acquire or originate investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to our Advisor Entities related to the acquisition of an equity or CRE debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on our consolidated balance sheets. An acquisition fee paid to our Advisor Entities related to the origination or acquisition of CRE debt investments will be included in CRE debt investments, net on our consolidated balance sheets and will be amortized to interest income over the life of the investment using the effective interest method. We will record as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which we consolidate the asset and capitalizes the costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Reimbursements to Advisor Entities
Operating Costs
Our Advisor Entities, or their affiliates, will be entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor Entities in connection with administrative services provided to us. Our Advisor Entities allocates, in good faith, indirect costs to us related to our Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor Entities. The indirect costs include our allocable share of our Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there will be no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor Entities receive an acquisition fee or a disposition fee. Our Advisor Entities allocate these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including its independent directors. Our Advisor Entities will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We will reimburse our Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor Entities for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
Organization and Offering Costs
Our Advisor Entities, or their affiliates, will be entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor Entities, or their affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from our Offering. Our Advisor Entities do not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $30,000,000.0 million, or 1.5% of the total proceeds available to be raised from our Offering. The Company shall not reimburse our Advisor Entities for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company. We will record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs will be recorded in general and administrative expenses in the consolidated statements of operations and offering costs will be recorded as a reduction to equity.
NorthStar Securities, LLC
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
NorthStar Realty and RXR
In December 2013, NorthStar Realty entered into a strategic transaction with RXR. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that NSAM may be entitled to certain fees in connection with RXR’s investment management business.
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
As of June 30, 2015, our only asset was cash, which was held in a non-interest bearing account, so any change in interest rates would have no impact on our earnings.

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
On February 9, 2015, our registration statement on Form S-11 (File No. 333-200617), covering our Offering of up to 201,052,632 shares of common stock, of which up to 180,000,000 shares of common stock would be offered pursuant to our Primary Offering and up to 21,052,632 shares of common stock would be offered pursuant to our DRP was declared effective under Securities Act of 1933, as amended, or the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering shares of common stock pursuant to our Offering at an aggregate Primary Offering price of up to $1.8 billion, or $10.00 per share with discounts available to certain categories of purchasers and shares of common stock pursuant to an aggregate DRP Offering price of $201.0 million, or $9.50 per share. We expect to sell the shares registered in our Offering over a two-year period ending February 2017, unless extended by our board of directors. As of June 30, 2015, our Advisor Entities incurred organization and offering costs of $3.0 million on our behalf. These costs are not recorded in our consolidated financial statements as of June 30, 2015 because such costs are not a liability of ours until the minimum amount of $2.0 million in gross offering proceeds is raised and such costs will only become a liability of ours to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds raised from our Offering. We will record organization and offering costs each period based on an allocation determined by the expectation of total organization and offering costs to be reimbursed.
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
As of June 30, 2015, we have not issued any common shares in our Offering and we have not repurchased any shares pursuant to our Share Repurchase Program.

Item 5. Other
On August 12, 2015, the board of directors (the “Board”) of NorthStar/RXR New York Metro Income, Inc. (“NorthStar/RXR”) appointed Daniel R. Gilbert as Co-Chairman and a member of the Board, in addition to his existing role as Chief Executive Officer and President of NorthStar/RXR. To facilitate this change, on August 12, 2015, David T. Hamamoto resigned as Co-Chairman and as a member of the Board of NorthStar/RXR, effective immediately. Mr. Hamamoto will continue to provide investment and other strategic services to NorthStar/RXR as a member of its advisor’s investment committee, as well as through his leadership role as Executive Chairman of NorthStar Asset Management Group Inc. (“NSAM”), NorthStar/RXR’s co-sponsor.
Concurrently with Mr. Gilbert’s appointment, Frank V. Saracino was appointed as NorthStar/RXR’s Chief Financial Officer and Treasurer, effective on August 17, 2015. In addition, Mr. Saracino was appointed as Chief Financial Officer and Treasurer of each of NorthStar Real Estate Income Trust, Inc. and NorthStar Real Estate Income II, Inc., effective on August 17, 2015. Prior to his appointment, Mr. Saracino, age 49, was with Prospect Capital Corporation (“Prospect”) from July 2012 to December 2014. In addition, during his tenure at Prospect, Mr. Saracino served as Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of each of Priority Senior Secured Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc. and their respective investment advisers and served as a Managing Director of Prospect Administration, LLC. Prior to joining Prospect, Mr. Saracino was a Managing Director at Macquarie Group and Head of Finance from August 2008 to June 2012 for its Americas non-trading businesses. From 2004 to 2008, he served first as Controller and then as Chief Accounting Officer of eSpeed, Inc. (now BGC Partners, Inc.), a publicly-traded subsidiary of Cantor Fitzgerald. Prior to that, Mr. Saracino worked as an investment banker at Deutsche Bank advising clients in the telecom industry. Mr. Saracino started his career in public accounting at Coopers & Lybrand (now PricewaterhouseCoopers) where he earned a CPA and subsequently worked in internal auditing for The Dun & Bradstreet Corporation. He holds a Bachelor of Science degree from Syracuse University.
To facilitate Mr. Saracino’s appointment, on August 12, 2015, Debra A. Hess resigned as Chief Financial Officer and Treasurer, effective on August 17, 2015. Ms. Hess will continue to provide financial and accounting services to NorthStar/RXR through her role as Chief Financial Officer of NSAM.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar/RXR New York Metro Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on February 5, 2015, and incorporated herein by reference)

3.2
Bylaws of NorthStar/RXR New York Metro Income, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 26, 2014, and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to Supplement No. 2 to the prospectus dated February 9, 2015 filed pursuant to Rule 424(b)(3) with the SEC on July 7, 2015 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (included as Appendix C to the prospectus filed pursuant to Rule 424(b)(3) with the SEC on February 9, 2015 and incorporated herein by reference)
10.1*	Advisory Agreement, dated as of February 9, 2015
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar/RXR New York Metro Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Equity for the six months ended June 30, 2015 (unaudited) and year ended December 31, 2014; and (iii) Notes to Consolidated Financial Statements (unaudited).

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar/RXR New York Metro Income, Inc.
Date:	August 12, 2015	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer and Treasurer