Form 10-Q
period 2015-09-30
NorthStar/RXR New York Metro Real Estate, Inc.
filed 2015-11-13
CIK 1603671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission File Number: 333-200617

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
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
The Company has two classes of common stock, $0.01 par value per share, 22,223 Class A shares outstanding and no Class T shares outstanding as of November 11, 2015.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.

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

•
our ability to raise capital in light of certain regulatory changes, including amendments to NASD Rule 2340 and FINRA Rule 2310 and the U.S. Department of Labor’s recent proposal on a fiduciary standard for fiduciary standard for retirement accounts; and

•
other risks associated with investing in our targeted investments, including changes in our industry, interest rates, the securities markets, the general economy or the capital markets and real estate markets specifically.

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

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$201,007	$201,007
Total assets	$201,007	$201,007

Equity
NorthStar/RXR New York Metro Real Estate, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of September 30, 2015 and no shares authorized as of December 31, 2014, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	$—	$—
Common stock, $0.01 par value, 400,000,000 shares authorized as of September 30, 2015 and 200,000 shares authorized as of December 31, 2014, 22,223 shares issued and outstanding as of September 30, 2015 and December 31, 2014	222	222
Additional paid-in capital	199,785	199,785
Total NorthStar/RXR New York Metro Real Estate, Inc. stockholders’ equity	200,007	200,007
Non-controlling interests	1,000	1,000
Total equity	$201,007	$201,007

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2014	22,223	$222	$199,785	$200,007	$1,000	$201,007

Balance as of September 30, 2015 (unaudited)	22,223	$222	$199,785	$200,007	$1,000	$201,007

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar/RXR New York Metro Real Estate, Inc. (the “Company”), formerly known as NorthStar/RXR New York Metro Income, Inc., refer to Note 7 Subsequent Events - Name Change, was formed to acquire a high-quality commercial real estate (“CRE”) portfolio concentrated in the New York metropolitan area and, in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. The Company intends to complement this strategy by originating and acquiring: (i) CRE debt including, subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. The Company was formed on March 21, 2014 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with the taxable year ended December 31 of the year in which the Company satisfies the minimum offering requirement.
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
On March 28, 2014, the Company issued 16,667 shares of common stock to NorthStar Realty and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million. On February 9, 2015, the Company’s registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) was declared effective to offer a minimum of 200,000 shares and a maximum of 201,052,632 shares of common stock in a continuous, public offering, of which up to 180,000,000 shares can be offered pursuant to its primary offering (the “Primary Offering”) and up to 21,052,632 shares can be offered pursuant to its distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering. At that time, the Company retained the Dealer Manager for the Primary Offering who will be responsible for marketing the shares being offered pursuant to the Primary Offering. The board of directors of the Company has the right to reallocate shares between the Primary Offering and the DRP.
As of September 30, 2015, the Company had not begun issuing shares in its Primary Offering and neither the Company nor the Operating Partnership had acquired or committed to make any investments.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. The Company did not have operations for the nine months ended September 30, 2015 and 2014, and therefore does not present consolidated statements of operations or consolidated statements of cash flows for the applicable periods. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position have been included and are of a normal and recurring nature.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Operating Partnership, which is majority-owned and controlled by the Company. There were no intercompany balances as of September 30, 2015 and December 31, 2014.
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
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
U.S. GAAP requires disclosure of fair value about all financial instruments. As of September 30, 2015 and December 31, 2014, the Company’s only financial instrument was cash and its fair value was estimated to approximate its carrying amount.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and administrative expenses in the consolidated statements of operations and offering costs will be recorded as a reduction to equity.
NorthStar Securities, LLC
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, the Company will pay the Dealer Manager, an affiliate of the Sponsor, selling commissions, all of which will be reallowed to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager, refer to Note 7 Subsequent Events - Reclassification of Shares and Related Amendments. No selling commissions or dealer manager fees will be paid for sales pursuant to the DRP. As of September 30, 2015, no selling commissions or dealer manager fees were paid pursuant to the dealer manager agreement.
Distribution Support Agreement
Pursuant to a distribution support agreement, NorthStar Realty and RXR agreed to purchase 75% and 25%, respectively, of any shares, up to an aggregate of $10.0 million in shares of the Company’s common stock (which will include any shares NorthStar Realty and RXR may purchase in order to satisfy the minimum offering requirement) in certain circumstances in order to provide additional funds to support distributions to stockholders, if necessary.
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
Common Stock
As of September 30, 2015 and December 31, 2014, the Company had 22,223 shares outstanding.
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests will be based on the limited partners’ ownership percentage of the Operating Partnership. The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued Special Units, which is recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2015 and December 31, 2014.

7.	Subsequent Events
Reclassification of Shares and Related Amendments
On October 6, 2015, the Company filed a post-effective amendment to its registration statement in order to offer Class A shares and Class T shares of common stock (the “Class A Shares” and “Class T Shares”, respectively). In connection with the offering of Class T Shares and reclassification of the Company’s shares of common stock into Class A Shares and Class T Shares, on November 3, 2015, the Company filed articles of amendment and restatement (the “Second Articles of Amendment and Restatement”) with the state of Maryland. The terms of the Class A Shares are identical to the shares of common stock issued prior to November 3, 2015. The SEC declared the post-effective amendment effective on November 12, 2015, at which time the Company began offering for sale in its Primary Offering up to $1,800,000,000 in shares of common stock at a price of $10.11 per Class A Share and $9.55 per Class T Share. The following table presents the differences in fees and selling commissions between the classes of the Company’s common stock:

	Class A	Class T
Initial Offering Price	$10.11	$9.55
Selling Commission (per share)	7.00%	2.00%
Dealer Manager Fee (per share)	3.00%	2.75%
Annual Distribution Fee (per share)	None	1.00%

The distribution fee is calculated on outstanding Class T Shares issued in the Primary Offering in an amount equal to 1.0% per annum of the gross offering price per share (or, if the Company is no longer offering shares in a public offering, the most recent gross offering price per share or the estimated per share value of Class T Shares, if any has been disclosed). The Company will cease paying distribution fees with respect to each Class T Share on the earliest to occur of the following: (i) a listing of shares of the Company’s common stock on a national securities exchange; (ii) such Class T Share is no longer outstanding; (iii) the dealer manager’s determination that total underwriting compensation from all sources, including dealer manager fees, selling commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class A Shares and Class T Shares would be in excess of 10% of the gross proceeds of the Primary Offering; or (iv) the end of the month in which the transfer agent, on the Company’s behalf, determines that total underwriting compensation with respect to the Class T primary shares held by a stockholder within his or her particular account, including dealer manager fees, selling commissions, and distribution fees, would be in excess of 10% of the total gross offering price at the time of the investment in the Class T Shares held in such account.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other than the differing fees, as described above, the Class A Shares and Class T Shares have identical rights and privileges, such as identical voting rights.
In connection with the foregoing, effective November 12, 2015, the Company has amended its dealer manager agreement, the participating dealer agreement, and the distribution support agreement. In addition, the Company has amended its DRP to enable participating stockholders to automatically reinvest in additional shares of the same class at a price equal to $9.81 per Class A Share and $9.27 per Class T Share until the Company establishes an estimated value per share. Once the Company establishes an estimate value per share, shares issued pursuant to the DRP will be reinvested at a price equal to 97% of the estimated per share value for such class of shares. The Company has also amended the Share Repurchase Program. Pursuant to the amended Share Repurchase Program, shares will be repurchased at a price equal to customer account statement value as determined in accordance with FINRA Rule 15-02.
Name Change
The Company’s Second Articles of Amendment and Restatement also provide for the change of the name of the Company from NorthStar/RXR New York Metro Income, Inc. to NorthStar/RXR New York Metro Real Estate, Inc., which emphasizes the Company’s primary focus on office, mixed use and multifamily real estate equity investments concentrated in the New York metropolitan area. The change of the Company’s name was effective as of November 3, 2015, the date of the filing of the Company’s Second Articles of Amendment and Restatement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “we,” “us” or “our” refer to NorthStar/RXR New York Metro Real Estate, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We were formed to acquire a high-quality commercial real estate, or CRE, portfolio concentrated in the New York metropolitan area and, in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. We intend to complement this strategy by originating and acquiring: (i) CRE debt including, subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. We were formed on March 21, 2014 as a Maryland corporation and intend to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31 of the year in which we satisfy the minimum offering requirement.
We are externally managed by NSAM J-NS/RXR Ltd, or our Advisor, a subsidiary of our co-sponsor NorthStar Asset Management Group Inc. (NYSE: NSAM). NSAM provides asset management and other services to NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty, NSAM’s sponsored non-traded companies, as well as any future sponsored companies, including funds, joint ventures and partnerships both in the United States and internationally. As of September 30, 2015, NSAM has an aggregate of $38.0 billion of assets under management, adjusted for commitments to acquire certain investments by NSAM and NSAM managed companies. We are sub-advised by RXR NTR Sub-Advisor LLC, or our Sub-Advisor, a Delaware limited liability company and a subsidiary of our co-sponsor, RXR Realty LLC, or RXR or RXR Realty. RXR is a leading real estate owner, manager and developer in the New York metropolitan area. As of September 30, 2015, RXR’s operating platform managed 88 commercial real estate properties and investments containing 23.1 million square feet with an aggregate gross asset value of $12.2 billion. In addition, RXR has a residential development pipeline of approximately 3,000 units. Our Advisor and Sub-Advisor are collectively referred to as our Advisor Entities. Our Advisor and our Sub-Advisor entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to our Sub-Advisor. NSAM and RXR are collectively referred to as our Co-Sponsors. Our dealer manager for the offering, NorthStar Securities, LLC, or our Dealer Manager, is an affiliate of our Advisor and a subsidiary of NSAM.
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
We registered to offer up to $1,800,000,000 in shares pursuant to our primary offering, or our Primary Offering, to the public. Our shares of common stock may be offered in any combination of the two classes of shares of our common stock: Class A shares and Class T shares, or our Class A Shares and Class T Shares, respectively. The offering price for the shares in the Primary Offering is $10.11 per Class A Share and $9.55 per Class T Share. We are also offering up to $200,000,000 in any combination of Class A Shares and Class T Shares pursuant to our distribution reinvestment plan, or our DRP, at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share, refer to Recent Developments - Reclassification of Shares and Related Amendments. Our Primary Offering and our DRP are herein collectively referred to as our Offering. Our Dealer Manager will be responsible for marketing the shares being offered pursuant to our Primary Offering.
The Securities and Exchange Commission, or SEC, declared our initial registration statement effective on February 9, 2015 and our amended registration statement effective November 12, 2015.

Outlook and Recent Trends
The New York metropolitan area remains one of the strongest markets for CRE investing in the United States. The combination of institutional and foreign investor interest and expanding growth in the media and technology sectors continues to support robust transaction volume and valuations. During the nine months ended September 30, 2015, 430 institutional real estate transactions totaling over $42.5 billion closed in New York City, the highest year-to-date total since 2007. In addition, overall Manhattan office vacancies have reached their lowest levels since 2008, indicating that demand for commercial and other space in the region remains strong. Office leasing activity remains strong as well, although large corporate headquarter relocations are not likely to be as common as smaller leases from startups, which scale up gradually prior to taking larger spaces. For example, while there were 30 office leases over 100,000 square feet in Manhattan just in the third quarter of 2014, there have been only 18 such transactions year-to-date through October 2015.
Underlying this strong real estate market is a diverse and dynamic economy, as the New York metropolitan area continues to attract leading media, high-tech and creative companies, in addition to traditional corporate and financial services firms. In 2014, technology, advertising and media companies accounted for the largest share of new leasing activity in the area, outpacing both financial and legal services firms. Leasing activity in the third quarter 2015 was also driven primarily by such firms, which accounted for 36% of the total square footage leased. While office rents and occupancy rates within Manhattan remain strong, emerging areas in the outer boroughs and outlying suburbs will also present compelling investment opportunities as companies seek lower-cost alternatives to more expensive markets.
New York City’s growing economy has drawn new residents to the area, with New York City’s population reaching an all-time high of approximately 8.5 million residents as of July 2014, with more recent college graduates than any other major metropolitan area in the United States. New York City’s employment growth has outperformed the national average for each of the past five years, illustrating the area’s competitive advantage for companies and as a residential choice relative to other markets. New York City tourism, which is a key driver of local economic activity, has also increased 42% since 2003. The New York metropolitan area’s real estate market stands to benefit from these developments, with strong real estate fundamentals and demographics driving increased demand for both commercial and residential space.
On a macro level, we believe the U.S. economy as a whole is on a healthy growth path and as a result the U.S. Federal Reserve should begin raising rates over the next several quarters, a sign that economic growth and employment are achieving targeted levels. The New York metropolitan area has been a direct beneficiary of these positive macroeconomic trends. Companies recognize the importance of having a presence in this market to tap its attractive workforce and gain exposure for their global brands. This has resulted in New York City hitting an all-time high in total employment, recording approximately 4.2 million jobs through September 2015, recovering over 380% of the jobs lost during the recent credit crisis and subsequent recession from December 2007 to June 2009. More impressively, New York was able to achieve this at a time when the financial service sector, its traditional economic engine, underperformed. This highlights the growing diversity of the New York economy, including the continued expansion of the media and technology sectors.
Overall valuations in the CRE markets continue to improve since bottoming out in 2009. Robust investor demand in 2014 and 2015 for CRE assets increased transaction activity and prices as rent and vacancy improved across most property sectors and are forecasted to continue to improve in 2016. However, global economic, financial and political headwinds remain. For instance, global market instability and the risk that maturing CRE debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the CRE markets for some time. These maturing loans could negatively impact CRE lending markets and slow overall transaction volumes. In addition, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat low inflation and slow growth, which may have negative effects to their markets and beyond over the long-term. A changing New York City political landscape may also negatively impact the ability to effectively conduct our business and the macroeconomic conditions discussed above may also impact the creditworthiness of our tenants, operators, borrowers and us, which could result in the inability to meet the terms of leases and borrowings while additionally impacting the implementation of redevelopment and repositioning strategies.
Large investments in office construction, including approximately 9.3 million square feet of office space currently under construction as of the third quarter 2015, may negatively impact future occupancy levels and market rental rates. A low interest rate environment has contributed to increased demand for high-quality real estate assets in desirable markets as investors search for both yield and safety. A near-term interest rate increase may reverse these trends. In addition, international market volatility, including in the euro area, may impact international demand for CRE assets in the New York metropolitan area and depress overall CRE liquidity and valuations. All these factors and uncertainties could adversely impact our ability to implement our investment objectives.
Finally, after showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded sector experienced strong growth over recent years with approximately $16 billion of equity raised for programs in this space in 2014 alone. Although capital raising has decreased in 2015, with total sales through September 2015 down 38% from 2014 levels, we anticipate that sales will remain strong as we monitor a variety of trends in this industry. Regulatory changes like the implementation of FINRA 15-02 and the U.S. Department of Labor’s recent proposal on a fiduciary standard for retirement accounts, for example, may impede capital formation and overall sales in the sector. However, due to generally positive market dynamics for New York metro area real estate investing, and our Advisor Entities and their affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that this will be the case.
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
Although we will have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, including cash and excluding indirect leverage held through our unconsolidated joint venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We will use leverage for the sole purpose of financing our investments and diversifying our equity and we will not employ leverage to speculate on changes in interest rates. We also will seek assignable financing when available. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments, although it may exceed this level during our organization and offering stage.
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
Critical Accounting Policies
Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because we believe that understanding these policies is critical to understanding and evaluating our reported financial results. Additionally, these policies may involve significant management judgment and assumptions or require estimates about matters that are inherently uncertain. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of our consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
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
Liquidity and Capital Resources
We will require capital to fund our investment activities, operating expenses and to make distributions. We will obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We will access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2015, we have not made any investments and our total assets consists of $0.2 million of cash.
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

Off-Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet arrangements.
Related Party Arrangements
NSAM J-NS/RXR Ltd. and RXR NTR Sub-Advisor LLC
Subject to certain restrictions and limitations, our Advisor Entities are responsible for managing our affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on our behalf. Our Advisor Entities may delegate certain of their obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. For such services, to the extent permitted by law and regulations, our Advisor Entities will receive fees and reimbursements from us, of which the Sub-Advisor generally will receive 50% of all fees and up to 25% of all reimbursements.
We will pay the Sub-Advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property.
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
Organization and Offering Costs
Our Advisor Entities, or their affiliates, will be entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor Entities, or their affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from our Offering. Our Advisor Entities do not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $30.0 million, or 1.5% of the total proceeds available to be raised from our Offering. We will not reimburse our Advisor Entities for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us. We will record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs will be recorded in general and administrative expenses in the consolidated statements of operations and offering costs will be recorded as a reduction to equity.
NorthStar Securities, LLC
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, we will pay our Dealer Manager, an affiliate of the Sponsor, selling commissions, all of which will be reallowed to participating broker-dealers. In addition, we will pay our Dealer Manager a dealer manager fee, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager, refer to Note 7 Subsequent Events - Reclassification of Shares and Related Amendments. No selling commissions or dealer manager fees will be paid for sales pursuant to our DRP. As of September 30, 2015, no selling commissions or dealer manager fees were paid pursuant to our dealer manager agreement.
Distribution Support Agreement
Pursuant to a distribution support agreement, NorthStar Realty and RXR agreed to purchase 75% and 25%, respectively, of any shares, up to an aggregate of $10.0 million in shares of our common stock (which will include any shares NorthStar Realty and RXR may purchase in order to satisfy the minimum offering requirement) in certain circumstances in order to provide additional funds to support distributions to stockholders, if necessary.
NorthStar Realty and RXR
In December 2013, NorthStar Realty entered into a strategic transaction with RXR. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that NSAM may be entitled to certain fees in connection with RXR’s investment management business.
Recent Developments
Reclassification of Shares and Related Amendments
On October 6, 2015, we filed a post-effective amendment to our registration statement in order to offer Class A Shares and Class T Shares of our common stock. In connection with the offering of Class T Shares and reclassification of our shares of common stock into Class A Shares and Class T Shares, on November 3, 2015, we filed articles of amendment and restatement, or our Second Articles of Amendment and Restatement, with the state of Maryland. The terms of the Class A Shares are identical to the shares of common stock issued prior to November 3, 2015. The SEC declared the post-effective amendment effective on November 12, 2015, at which time we began offering for sale in our Primary Offering up to $1,800,000,000 in shares of common stock at a price of $10.11 per Class A Share and $9.55 per Class T Share. The following table presents the differences in fees and selling commissions between the classes of our common stock:

	Class A	Class T
Initial Offering Price	$10.11	$9.55
Selling Commission (per share)	7.00%	2.00%
Dealer Manager Fee (per share)	3.00%	2.75%
Annual Distribution Fee (per share)	None	1.00%
The distribution fee is calculated on outstanding Class T Shares issued in our Primary Offering in an amount equal to 1.0% per annum of the gross offering price per share (or, if we are no longer offering shares in a public offering, the most recent gross offering price per share or the estimated per share value of Class T Shares, if any has been disclosed). We will cease paying distribution fees with respect to each Class T Share on the earliest to occur of the following: (i) a listing of shares of our common stock on a national securities exchange; (ii) such Class T Share is no longer outstanding; (iii) the dealer manager’s determination that total underwriting compensation from all sources, including dealer manager fees, selling commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class A Shares and Class T Shares would be in excess of 10% of the gross proceeds of our Primary Offering; or (iv) the end of the month in which the transfer agent, on our behalf, determines that total underwriting compensation with respect to the Class T primary shares held by a stockholder within his or her particular account, including dealer manager fees, selling commissions, and distribution fees, would be in excess of 10% of the total gross offering price at the time of the investment in the Class T Shares held in such account.
Other than the differing fees, as described above, the Class A Shares and Class T Shares have identical rights and privileges, such as identical voting rights.
In connection with the foregoing, effective November 12, 2015, we have amended our dealer manager agreement, the participating dealer agreement, and the distribution support agreement. In addition, we have amended our DRP to enable participating stockholders to automatically reinvest in additional shares of the same class at a price equal to $9.81 per Class A Share and $9.27 per Class T Share until we establish an estimated value per share. Once we establish an estimated value per share, shares issued pursuant to our DRP will be reinvested at a price equal to 97% of the estimated per share value for such class of shares. We have also amended our share repurchase program, or our Share Repurchase Program. Pursuant to our amended Share Repurchase Program, shares will be repurchased at a price equal to customer account statement value as determined in accordance with FINRA Rule 15-02.
Name Change
Our Second Articles of Amendment and Restatement also provide for the change of our name from NorthStar/RXR New York Metro Income, Inc. to NorthStar/RXR New York Metro Real Estate, Inc., which emphasizes our primary focus on office, mixed use and multifamily real estate equity investments concentrated in the New York metropolitan area. The change of our name was effective as of November 3, 2015, the date of the filing of our Second Articles of Amendment and Restatement.
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
As of September 30, 2015, our only asset was cash, which was held in a non-interest bearing account, so any change in interest rates would have no impact on our earnings.
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
On February 9, 2015, our registration statement on Form S-11 (File No. 333-200617), covering our Offering of up to $1,800,000,000 in shares of common stock offered pursuant to our Primary Offering and up to $200,000,000 in shares of common stock offered pursuant to our DRP was declared effective under Securities Act of 1933, as amended, or the Securities Act. We expect to sell the shares registered in our Offering over a two-year period ending February 2017, unless extended by our board of directors. As of September 30, 2015, our Advisor Entities incurred organization and offering costs of $3.3 million on our behalf. These costs are not recorded in our consolidated financial statements as of September 30, 2015 because such costs are not a liability of ours until the minimum amount of $2.0 million in gross offering proceeds is raised and such costs will only become a liability of ours to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds raised from our Offering. We will record organization and offering costs each period based on an allocation determined by the expectation of total organization and offering costs to be reimbursed.
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
As of September 30, 2015, we have not issued any shares of common stock in our Offering and we have not repurchased any shares pursuant to our Share Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Second Articles of Amendment and Restatement of NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 3.1 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 3, 2015, and incorporated herein by reference)

3.2
Bylaws of NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 26, 2014, and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on October 6, 2015 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan (included as Appendix C to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on October 6, 2015 and incorporated herein by reference)

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
The following materials from the NorthStar/RXR New York Metro Real Estate, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Equity for the nine months ended September 30, 2015 (unaudited) and year ended December 31, 2014; and (iii) Notes to Consolidated Financial Statements (unaudited).

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar/RXR New York Metro Real Estate, Inc.
Date:	November 13, 2015	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer