Form 10-K
period 2015-12-31
NorthStar/RXR New York Metro Real Estate, Inc.
filed 2016-03-09
CIK 1603671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has 242,003 shares of Class A common stock, $0.01 par value per share, and no shares of Class T common stock, $0.01 par value per share, outstanding as of March 7, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement related to the registrant’s 2016 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor entities and our sponsors, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

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

•	changes in our business or investment strategy;

•	the impact of fluctuations in interest rates;

•
the impact of economic conditions on the tenants of the real property that we own as well as on borrowers of the debt we originate and acquire and the mortgage loans underlying the mortgage backed securities in which we invest;

•	changes in the value of our portfolio;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor entities and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of properties or debt investments in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all.

•	environmental compliance costs and liabilities;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our advisor and sub-advisor’s risk and portfolio management systems;

•	the potential failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business and the related cost of compliance;

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

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 9. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar/RXR New York Metro Real Estate, Inc. and its subsidiary, in all cases acting through its external advisor entities, unless context specifically requires otherwise.
Overview
NorthStar/RXR New York Metro Real Estate, Inc. was formed to acquire a high-quality commercial real estate, or CRE, portfolio concentrated in the New York metropolitan area and, in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. We intend to complement this strategy by originating and acquiring: (i) CRE debt including, subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. We were formed on March 21, 2014 as a Maryland corporation and intend to make an election to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with our taxable year ending December 31, 2016.
We are externally managed by NSAM J-NS/RXR Ltd, or our Advisor, a subsidiary of our co-sponsor NorthStar Asset Management Group Inc. (NYSE: NSAM). NSAM provides asset management and other services to NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), NSAM’s sponsored retail-focused companies, as well as any future sponsored companies, including funds, joint ventures and partnerships both in the United States and internationally. As of December 31, 2015, NSAM has an aggregate of $38.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and NSAM managed companies. We are sub-advised by RXR NTR Sub-Advisor LLC, or our Sub-Advisor, a Delaware limited liability company and a subsidiary of our co-sponsor, RXR Realty LLC, or RXR. RXR is a leading real estate owner, manager and developer in the New York metropolitan area. As of December 31, 2015, RXR’s operating platform managed 87 commercial real estate properties and investments containing 23.1 million square feet with an aggregate gross asset value of $12.8 billion. In addition, RXR has a residential development pipeline of approximately 3,000 multifamily and for sale units. Our Advisor and Sub-Advisor are collectively referred to as our Advisor Entities. We, our Advisor and our Sub-Advisor entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to our Sub-Advisor. NSAM and RXR are collectively referred to as our Co-Sponsors.
Our primary business objective is to acquire high-quality commercial real estate, including value-add real estate investment opportunities in the New York metropolitan area and New York City which will allow us to generate consistent current returns, optimize the risk-return dynamic for our stockholders and realize appreciation opportunities in the portfolio. We may also originate and acquire a diversified portfolio of CRE debt and securities, respectively, secured primarily by collateral in the same geographic area. We will focus on investments which emphasize both current income and capital appreciation, seeking to provide a balanced portfolio that leverages our Advisor Entities’ local expertise and maximizes our ability to pursue a range of opportunities throughout the real estate capital structure.
We also believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect shareholder capital.
On March 28, 2014, as part of our formation, we issued 16,667 shares of common stock to NorthStar Realty and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A shares. On February 9, 2015, our registration statement on Form S-11 with the Securities and Exchange Commission, or SEC, was declared effective to offer a minimum of $2,000,000 and a maximum of $2,000,000,000 in shares of common stock in a continuous, public offering. Our shares of common stock are being offered in any combination of the two classes of shares of our common stock: Class A shares and Class T shares, or our Class A Shares and Class T Shares, respectively. We are offering up to $1,800,000,000 in shares pursuant to our primary offering, or our Primary Offering, at a purchase price of $10.1111 per Class A Share and $9.5538 per Class T Share and up to $200,000,000 pursuant to our distribution reinvestment plan, or our DRP, at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share. Our Primary Offering and our DRP are herein collectively referred to as our Offering. We retained an affiliate of our Advisor and a subsidiary of NSAM, NorthStar Securities, LLC, or our Dealer Manager, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is also responsible for marketing our shares being offered pursuant to our Primary Offering. Our board of directors has the right to reallocate shares between our Primary Offering and our DRP.
On December 23, 2015, we commenced operations by satisfying our minimum offering requirement in our Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively.
We intend to prudently leverage our real estate assets and other CRE investments in order to diversify our capital and enhance returns. We may pursue a variety of financing arrangements such as mortgage notes, credit facilities, securitization financing transactions and other term borrowings. We will seek and prefer long-term, non-recourse financing, including non mark-to-market financing that may be available through securitization. We may, as circumstances warrant, use prudent levels of recourse financing.
Our Investments
The following describes the major CRE asset classes in which we may invest and actively manage to maximize stockholder value and to preserve our capital.
Commercial Real Estate Equity
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
Commercial Real Estate Debt
Our CRE debt investments may include subordinate loans and participations in such loans and preferred equity interests.
Commercial Real Estate Securities
Our CRE securities investments may include commercial mortgage-backed securities, or CMBS, backed by real estate in the New York metropolitan area and may include collateralized debt obligation, or, CDO, notes and other securities.
Financing Strategy
We use asset-level financing as part of our investment strategy to prudently leverage our investments while managing refinancing and interest rate risk.  Our Advisor Entities are responsible for managing such financing and interest rate risk on our behalf.  Borrowing levels for commercial real estate investments may change depending upon the nature of the assets and the related financing.  Our financing strategy for our real estate will typically use long-term, non-recourse mortgage loans. We intend to pursue a variety of financing arrangements such as mortgage notes, credit facilities, securitization financing transactions and other term borrowings.  We may, as circumstances warrant, use prudent levels of recourse financing.
Although we will have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our assets (excluding indirect leverage held through our unconsolidated joint venture investments), other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset.  We will use leverage for the sole purpose of financing our investments and diversifying our equity and we will not employ leverage to speculate on changes in interest rates.  We also will seek assignable financing when available.  Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments, although it may exceed this level during our organization and offering stage.
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
Independent Director’s Review of Our Policies
As required by our charter, our independent directors have reviewed our policies, including but not limited to our policies regarding investments, leverage, conflicts of interest and investment allocation, and determined that they are in the best interests of our company. Our key policies that provide the basis for such determination are summarized herein.
Regulation
We are subject, in certain circumstances, to supervision and regulation by state and federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate our public disclosures, reporting obligations and capital raising activity;

•	require compliance with applicable REIT rules;

•	establish loan servicing standards;

•	regulate credit granting activities;

•	require disclosures to customers;

•	govern secured transactions;

•	set collection, taking title to collateral, repossession and claims-handling procedures and other trade practices;

•	regulate land use and zoning;

•	regulate the foreign ownership or management of real property or mortgages;

•	regulate the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	regulate tax treatment and accounting standards; and

•	regulate use of derivative instruments and our ability to hedge our risks related to fluctuations in interest rates and exchange rates.
We intend to elect to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ending December 31, 2016. If we qualify as a REIT for federal income tax purposes, we will generally not be subject to federal income tax to the extent our income is distributed to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and expect to operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes and we intend to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.
We believe that we are not, and intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely, on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors-Maintenance of our Investment Company Act exemption imposes limits on our operations.”
Real estate properties owned by us and the operations of such properties are subject to various international, federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. In addition, such properties are required to comply with the Americans with Disabilities Act of 1990, or the ADA, the Fair Housing Act, applicable fire and safety regulations, building codes and other land use regulations.
We may also be subject to regulation governing mortgage lending. Although most states do not regulate commercial real estate finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We may also be required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to CRE loans.
In the judgment of management, while we may incur significant expense complying with the various regulations to which we are subject, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.
For additional information regarding regulations applicable to us, refer to Item 1A. “Risk Factors.”
Competition
Although we expect to see a robust pipeline of opportunities to invest capital, we are subject to increased competition in seeking investments. We compete with many third parties engaged in real estate investment activities including publicly traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private equity funds, real estate limited partnerships, specialty finance and real estate companies and other investors. Some of these competitors, including other REITs and private real estate companies and funds, have substantially greater financial resources than we do. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.
Future competition from new market entrants may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower margin over our borrowing costs, making it more difficult for us to acquire or originate new investments on attractive terms.
We expect to own properties in the same geographic area as other investment vehicles sponsored by RXR or its affiliates. Accordingly, RXR and its affiliates will face conflicts of interest in seeking tenants for our properties while seeking tenants for properties owned or managed by other RXR affiliates. Similar conflicts may exist with respect to the other services RXR, NSAM and their affiliates provide us, including but not limited to obtaining financing, obtaining other third party services and pursuing a sale of our investments, refer to Item 1A. “Risk Factors.”
Employees
As of December 31, 2015, we had no employees. Our Advisor Entities or their affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors. The audit committee of our board of directors is composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of ethics, which delineate our standards for our officers and directors.
Our internet address is www.northstarsecurities.com/rxr. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of ethics, corporate governance guidelines and our audit committee charter. Within the time period required by the rules of the SEC, we will post on our website any amendment to our code of ethics as defined in the code of ethics.

Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial or that generally apply to all businesses also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected.
Risks Related to Our Business
The CRE industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.
Our business and operations are currently dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues, deflation, Federal Reserve short term rate decisions, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the United States mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our existing assets and continuing credit and liquidity concerns and otherwise negatively impacting our operations.
Challenging economic and financial market conditions could significantly reduce the amount of income we earn on our CRE investments and further reduce the value of our investments.
Challenging economic and financial market conditions may cause us to experience CRE investments that result in losses, including delinquencies, non-performing assets and taking title to collateral and a decrease in the value of the property or other collateral which secures our investments, all of which could adversely affect our results of operations. We may incur substantial losses and need to establish significant provision for losses or impairment. Our revenue from investments could be materially adversely impacted.
Volatility, disruption or uncertainty in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations and fund real estate activities.
The global financial markets have experienced pervasive and fundamental disruptions. Market disruption, volatility or uncertainty could materially adversely impact our ability to raise capital and obtain financing or refinancing and fund real estate activities. In addition, market disruption, volatility or uncertainty may also expose us to increased litigation and shareholder activism. These conditions could materially disrupt our business, operations and ability to make distributions to stockholders. Market volatility could also lead to significant uncertainty in the valuation of our investments, which may result in a substantial decrease in the value of our investments. As a result, we may not be able to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.
Risks Related to Our Advisor Entities
NSAM, one of our co-sponsors and the parent company to our advisor and our dealer manager, has announced that it is exploring possible strategic alternatives to maximize NSAM stockholder value, or the NSAM Process, which could have an adverse impact on our business.
On January 11, 2016, the board of directors of NSAM, one of our co-sponsors and the parent company to our advisor and our dealer manager, announced that it has engaged Goldman, Sachs & Co. as its financial advisor to assist it in the NSAM Process. The NSAM Process may be time consuming and disruptive to NSAM’s business operations, including its service to us as our advisor, our dealer manager and one of our co-sponsors.
As a result of the NSAM Process, NSAM could undergo a change of control involving a third party, which could result in a change to the management of our advisor and its affiliates as well as a change to the board of directors of NSAM. Consequently, we could be managed by an entity and personnel that do not have the experience and track record of NSAM and its personnel and suitable alternatives may not be available. New management and personnel at NSAM could change the manner in which our Advisor

Entities provide services to us and such services may not be as effective. In addition, any change of control at NSAM could impair the relationship between our co-sponsors and between our advisor and dealer manager, on the one hand, and our sub-advisor, on the other hand. As a result, any such change to NSAM could be disruptive to our business and operations and could have a material adverse effect on our performance.
Our Advisor Entities may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on stockholders’ investment.
We will rely upon our Advisor Entities, each of which utilize our sponsors’ and affiliates’ investment professionals, to identify suitable investments. Our sponsors and their respective affiliated entities also rely on such investment professionals for investment opportunities. Our Advisor Entities may not be successful in locating suitable investments on financially attractive terms and we may not achieve our objectives. If we, through our Advisor Entities, are unable to find suitable investments promptly, we may hold the proceeds from our offering in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments and any returns generated on these investments, to pay for fees and expenses in connection with our offering and distributions. Therefore, delays in investing proceeds we raise from our offering could impact our ability to generate cash flow for distributions or to achieve our investment objectives.
Our advisor’s or sub-advisor’s management team may acquire assets on our behalf where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. The investment professionals of our sponsors and their affiliates, who perform services for us on behalf of our Advisor Entities, will face competing demands upon their time, including in instances when we have capital ready for investment, consequently we may face delays in execution. Further, the more money we raise in our offering, the more difficult it will be to invest our net offering proceeds promptly and on attractive terms. Therefore, the large size of our offering increases the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition of investments would likely limit our ability to pay distributions and lower stockholders’ overall returns.
Our ability to achieve our investment objectives and to pay distributions will depend in substantial part upon the performance of our Advisor Entities.
Our ability to achieve our investment objectives and to pay distributions will depend in substantial part upon the performance of our Advisor Entities in the acquisition of our investments, including the determination of any financing arrangements. Stockholders must rely entirely on the management abilities of our Advisor Entities and the oversight of our board of directors. Our Advisor Entities and their respective affiliates will receive fees in connection with transactions involving the acquisition, origination, management, redevelopment and sale of our investments regardless of their quality or performance or the services provided. As a result, our Advisor Entities may be incentivized to allocate investments that have a greater cost to increase the amount of fees payable to them.
We and our sponsors have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our sponsors’ respective investment professionals, who will be utilized by our advisor and our sub-advisor, might encounter in allocating investment opportunities among us, our sponsors and any affiliates of our sponsors, however, there is no assurance that the investment allocation policy will continue or successfully eliminate the impact of any such conflicts. If our advisor or sub-advisor performs poorly and as a result is unable to acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions at presently contemplated levels, if at all.
Because we will be dependent upon our Advisor Entities and their respective affiliates to conduct our operations and we will also be dependent upon our dealer manager and its affiliates to raise capital, any adverse changes in the financial health of these entities or their affiliates or our relationship with them could hinder our operating performance and the return on stockholders’ investment.
We will be dependent on our Advisor Entities and their respective affiliates to manage our operations and our portfolio and we will also be dependent upon our dealer manager and its affiliates to raise capital. We are also dependent on our property manager, an affiliate of our sub-advisor, to manage our portfolio of commercial properties. Our Advisor Entities depend upon the fees and reimbursements that they will receive from us in connection with the acquisition, management and sale of assets to conduct their operations. Our dealer manager also depends upon the fees that it will receive from us in connection with our offering. Any adverse changes in the financial condition of our advisor, sub-advisor, our property manager or certain of their respective affiliates or our relationship with our dealer manager or its affiliates could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.

The loss of or the inability to obtain key investment professionals at our Advisor Entities could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investment.
Our success depends to a significant degree upon the contributions of key personnel of our Advisor Entities and their affiliates such as Messrs. Hamamoto, Rechler, Gilbert, Tylis, Lieberman, Maturo, Saracino and Barnett and Ms. Hess, among others, each of whom would be difficult to replace. We do not have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us or our sponsors, our operating results could suffer. We believe that our future success depends, in large part, upon our Advisor Entities’ and each of their respective affiliates’ ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense and our Advisor Entities and their respective affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we may need to establish strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding commercial properties in certain geographic regions. Establishing and maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered and the value of our stockholders’ investments may decline.
Our sponsors may determine not to provide assistance, personnel support or other resources to our advisor, sub-advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.
Our Advisor Entities will utilize the personnel of our sponsors and their affiliates to perform services on their behalf for us and we rely on such personnel and other support for the purposes of acquiring, originating and managing our investment portfolio. Our sponsors, however, may determine not to provide assistance to our advisor, sub-advisor or us. Consequently, if our sponsors and their professionals determine not to provide our advisor, our sub-advisor or us with any assistance or other resources after our offering, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources. Further, during periods of economic retraction, our co-sponsors and/or our advisor or sub-advisor may be incented to reduce its personnel and costs, which could have an adverse effect on us.
The platforms of our Advisor Entities may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure from our Advisor Entities.
The platforms of our Advisor Entities for operating our business may not be as scalable as we anticipate or able to support significant growth without substantial new investment in personnel and infrastructure. It is possible that if our business grows substantially, our Advisor Entities will need to make significant new investment in personnel and infrastructure to support that growth. In addition, service providers to whom our Advisor Entities delegate certain functions may also be strained by our growth. Our Advisor Entities may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations. Furthermore, during periods of economic retraction, our Advisor Entities or their affiliates may be incented to reduce their personnel and costs, which could have an adverse effect on us.
Risks Related to Our Investments
Our investments may be adversely affected by economic cycles and risks inherent to the New York metropolitan area, especially New York City.
We expect to use net proceeds of this offering to acquire high-quality commercial real estate concentrated predominantly in New York City and elsewhere in the New York metropolitan area as well as CRE debt and securities investments, secured primarily by collateral in the New York metropolitan area. Because of the anticipated concentration of our assets in the New York metropolitan area, any adverse situation that disproportionately affects the New York metropolitan area, including a worsening of the current economy, would have a magnified adverse effect on our portfolio. An investment in our shares will therefore be subject to greater risk.
Terrorist attacks, such as those of September 11, 2001 in New York City or other events adversely affecting the New York metropolitan area may adversely affect the value of our properties and our ability to generate cash flow.
We anticipate having significant investments in the New York metropolitan area, primarily in New York City. In the aftermath of a terrorist attack or other events adversely affecting the New York metropolitan area, tenants in these areas may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity or areas not subject to or likely to be affected by the similar adverse events and fewer customers may choose to patronize business in these areas. This in turn would trigger a decrease in the demand for space in those areas, which would increase vacancies in our properties and force us to lease space on less favorable terms. As a result, the value of our properties and the level of our revenues and cash flow could decline materially.
Our portfolio may be concentrated in properties of substantial size.
We anticipate having a concentration of investments in New York City, where the cost of investing in individual properties may be substantially higher than in other geographic areas in the United States or abroad. We may acquire one or more individual properties with high acquisition costs. As a result, our portfolio may be concentrated in few properties of substantial size and therefore any adverse operating results at any one property could have a significant effect on our financial condition.
We may not be effective in acquiring, originating and managing our investments.
To the extent we determine to invest in equity or debt we will depend on our ability to leverage our relationships in the market and deploy capital in investments meeting our underwriting standards. Managing these investments will require significant resources, adherence to internal policies and attention to detail. Managing investments may also require significant judgment and, despite our expectations, we may make decisions that result in losses.
Industry concentration of our tenants or our investments may make us particularly susceptible to adverse economic developments in these industries.
In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. In addition, certain CRE debt and securities in which we may invest may be secured by a single property or properties serving a particular industry, such as hotel, multifamily, office or otherwise. A worsening of economic conditions in an industry in which we are concentrated could have an adverse effect on our business.
Our acquisition strategy for investing in value-add real estate investment opportunities may involve a higher risk of loss than would a strategy of investing in other properties.
We expect that our portfolio will consist of direct and indirect investments in value-add opportunities. We consider opportunistic or enhanced-return properties to be properties with significant possibilities for capital appreciation through for example, capital improvements, repositioning or modernization, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed properties and properties owned by distressed sellers.
Traditional performance metrics of real estate assets may not be meaningful for value-add real estate. Non-stabilized properties, for example, do not have stabilized occupancy rates to provide a useful measure of revenue. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. Further, an appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity with respect to future market rental rates and timing of renovation and capital improvement projects resulting in lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property.
In addition, we may pursue more than one strategy to create value in real estate investments. These strategies may include development, redevelopment, or lease-up of such property. Our ability to generate a return on these investments will depend on numerous factors, some or all of which may be out of our control, such as (i) our ability to correctly price an asset that is not generating an optimal level of revenue or otherwise performing under its potential, (ii) our ability to choose and execute on a successful value-creating strategy, (iii) our ability to avoid delays, regulatory hurdles, and other potential impediments, (iv) local market conditions, and (v) competition for similar properties in the same market. The factors described above make it challenging to evaluate real estate investments and make investments in such value-add properties riskier than investments in other properties.
We expect to enter into joint ventures and our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We expect to acquire more than a majority of our investments through joint venture arrangements with RXR Value Added Fund III, an institutional real estate investment fund affiliated with RXR, one of our co-sponsors or future funds or investment entities advised by affiliates of RXR. In addition, we may invest directly in RXR Value Added Fund III as well as current or future funds or investment entities managed or advised by affiliates of RXR. We may also complete investments with RXR’s sub-strategy entity, RXR ESM Venture. We may also enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer or partner in an investment could become insolvent or bankrupt;

•	that such co-venturer or partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals; or

•	that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that co-venturer or partner or restrict our ability to operate our business in a manner that could be more advantageous to us. In addition, disagreements or disputes between us and our co-venturer or partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
We will depend on tenants for revenue and therefore revenue will be dependent on the success and economic viability of the tenants and the tenants of our borrowers. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income and the collateral for our debt and securities investments. Delays in collecting accounts receivable from tenants could adversely affect our cash flow and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income or income of our borrowers. A lease termination by a tenant that occupies a large area of space in one of the office properties (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of lease termination by an anchor tenant or the closure of the business of an anchor tenant that leaves its space vacant, even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us and our collateral and could decrease rents or expense recoveries. In the event of default by an anchor tenant, we may experience delays and costs in enforcing our rights as landlord or lender to recover amounts due to us under the terms of our agreements. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by tenants in our properties or in the properties securing loans we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.
Generally, under United States bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we or our borrower will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full. In addition, while the specifics of the bankruptcy laws of international jurisdictions may differ from the U. S. bankruptcy laws described herein, the bankruptcy or insolvency of a significant tenant or a number of smaller tenants at any international property we may acquire, may similarly adversely impact our operations and our ability to pay distributions.
Some of our properties or the properties serving as collateral for our debt and securities may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value will depend principally upon the value of the leases of such property.
Due to the risks involved in the ownership of and lending associated with real estate investments and real estate acquisitions, a return on the investment is not guaranteed and our stockholders may lose some or all of their investment.
By owning our shares, our stockholders will be subjected to significant risks associated with owning and operating real estate investments. The performance of their investment in our shares will be subject to such risks, including:

•	changes in the general economic conditions;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing;

•	changes in property level operating expenses due to inflation or otherwise;

•	increased insurance premiums;

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes; and

•
changes due to factors that are generally outside of our control, such as terrorist attacks and international instability, natural disasters and acts of God, over-building, adverse national, state or local changes in applicable tax, environmental or zoning laws and a taking of any of the properties which we own or in which we otherwise have interests by eminent domain.

In addition, we expect to acquire real estate investments in the future, which may subject us to additional risks associated with real estate property acquisitions, including the risks that:

•	the investments will fail to perform in accordance with our expectations because of conditions or liabilities we did not know about at the time of acquisition; and

•
our projections or estimates with respect to the performance of the investments, the costs of operating or improving the properties or the effect of the economy or capital markets on the investments will prove inaccurate.

Any of these factors could have a material adverse effect on our business, results of operations, cash flow and financial condition and our ability to make distributions to our stockholders and the value of their investment.
An economic slowdown or rise in interest rates or other unfavorable changes in economic conditions in the markets in which we operate could adversely impact our business, results of operations, cash flow and financial condition and our ability to make distributions to our stockholders and the value of their investment.
The development of negative economic conditions in the markets in which we operate may significantly affect occupancy, rental rates and ability to collect rent from tenants, as well as property values, which could have a material adverse impact on our cash flow, operating results and carrying value of investment property. For example, an economic recession or rise in interest rates could make it more difficult for us or our borrowers to lease real properties, may require us or our borrowers to lease the real properties acquired at lower rental rates and may lead to an increase in tenant defaults. In addition, these conditions may also lead to a decline in the value of properties and make it more difficult to dispose of these properties at an attractive price. Other risks that may affect conditions in the markets in which we operate include:

•	financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries;

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	local conditions, such as an oversupply of the types of properties we invest in or serve as collateral for our investments or a reduction in demand for such properties in the area; and

•	increased operating costs, if these costs cannot be passed through to tenants.
International, national, regional and local economic climates have been adversely affected by the slow job growth of recent years. To the extent any of the adverse conditions described above occurs in the specific markets in which we operate, market rents, occupancy rates and the ability to collect rents from tenants will likely be affected and the value of our properties and our collateral may decline. We and our borrowers may face challenges related to adequately managing and maintaining properties and experience increased operating cost and as a result, experience a loss of rental revenues. Any of these factors may adversely affect our business, results of operations, cash flow and financial condition, our ability to make distributions to our stockholders and the value of their investment.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
We will carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we will obtain insurance against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government and extends the federal terrorism insurance backstop through 2014. The Terrorism Risk Insurance Act was renewed in January 2015 for an additional six-year term. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on the investment.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce our stockholders’ return.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use a majority of this offering’s gross proceeds to purchase commercial real estate and pay various fees and expenses. We may determine to reserve gross proceeds from this offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flow or decline in value, or both.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
We may be required to expend funds to correct defects or to make improvements before a property can be sold. There is no assurance that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
Our leases may not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.
We may acquire and finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
Real estate related taxes may increase and if these increases are not passed on to tenants, our income or the value of investment in our shares may be reduced.
Some local real property tax assessors may seek to reassess some of our properties or properties serving as our collateral as a result of their acquisition or during the investment holding period. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes may result in an increase in the related real estate taxes on that property. Although some tenant leases may permit the pass through of certain expense increases, including taxes, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants may adversely affect our income, cash available for distributions and the amount of distributions, or the value of an investment in our shares.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We may use proceeds from this offering to acquire, develop or finance properties upon which we will construct improvements or implement redevelopment or reposition strategies. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups and the builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we or our borrowers may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or a loss related to our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon purchase price or loan proceeds at the time of an investment. If our projections are inaccurate, we may pay too much for an investment and our return could suffer.

We may invest in unimproved real property or make loans on unimproved loans on unimproved real property not to exceed 10% of our assets. For purposes of this paragraph, “unimproved real property” does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved real property or make loans on unimproved real property, investment in our shares is subject to the risks associated with investments in unimproved real property.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on investment in our shares.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, specialty finance and real estate companies, real estate limited partnerships and other entities engaged in real estate investment activities some of which may be affiliated with our sponsors and many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investment.
We or our borrowers may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to satisfy our debt service obligations.
There is no assurance that leases will be renewed or that properties will be re-leased at rental rates equal to or above existing rental rates or that substantial rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates at properties decrease, existing tenants do not renew their leases or do not re-lease a significant portion of available space and space for which leases will expire, our financial condition, results of operations, cash flow, cash flow available to pay debt service and our ability to make distributions to our stockholders and to satisfy our principal and interest obligations would be adversely affected. Moreover, the resale value of properties could be diminished because the market value of properties depends upon the value of the leases associated with the properties.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liabilities on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect the ability to sell, rent or pledge such property as collateral for future borrowings.
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us or our borrowers. Future laws, ordinances or regulations may impose material environmental liability. Additionally, a tenant’s operations, the existing condition of land, operations in the vicinity of our investments, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our investments. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we or our borrowers may be required to comply and that may subject us or our borrowers to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we or our borrowers must pay may reduce our ability to make distributions and may reduce the value of stockholders’ investment.
State and federal laws in this area are constantly evolving and we may not obtain an independent third-party environmental assessment for every investment we make. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flow.
We may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.
Our properties and the properties securing loans that we may own will be subject to the Americans with Disabilities Act of 1990, or the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. There is no assurance that we will be able to acquire properties or make such investments in properties that comply with the ADA or allocate responsibilities in a manner that places the burden of compliance on the seller or other third party, such as a tenant or borrower. If we cannot, our funds used for ADA compliance may affect cash available for distributions and the amount of distributions.
Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.
We may make investments with significant retail components in the future. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner or the lender and could decrease rents or expense recoveries at the property. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord or lender to recover amounts due to us under the terms of our agreements with certain parties.
Recent disruptions in the financial markets could adversely affect the multifamily property sector’s ability to obtain financing and credit enhancement from Fannie Mae and Freddie Mac, which could adversely impact us if we attempt to secure financing through Fannie Mae and Freddie Mac for investments in multifamily residential properties.
We may invest in multifamily residential properties and development projects. Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for significant amounts of additional capital. Throughout the recent credit market disruption, the United States Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the United States government placed both Fannie Mae and Freddie Mac under its conservatorship.
Currently, Fannie Mae and Freddie Mac remain active multifamily lenders and despite recent improved performance significant uncertainty surrounds their futures. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to the multifamily sector, it could significantly reduce our access to such debt capital and/or increase borrowing costs. If new United States government regulations heighten Fannie Mae’s and Freddie Mac’s underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector or the real estate markets in general, it could have a material adverse effect on both the multifamily sector and our access to funding in connection with the acquisition and maintenance of such properties. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants and through reduced loan availability, impact the value of multifamily and other real estate assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:

•	make it more difficult for us to secure refinancing for any multifamily development projects we acquire or lend on;

•	hinder our or our borrower’s ability to refinance any completed multifamily assets;

•	decrease the amount of available liquidity and credit that could be used to diversify our portfolio through the acquisition of multifamily assets; and

•	require us to obtain other sources of debt capital with potentially different terms.
Short-term multifamily tenant leases associated with any multifamily residential property that we invest in may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions.
We expect that, to the extent that we invest in any multifamily residential properties, substantially all multifamily tenant leases will be for a term of one year or less. Because these leases generally permit residents to leave at the end of the lease term without penalty, our rental revenues or interest income may be impacted by declines in market rents more quickly than if leases were for longer terms.
High levels of unemployment could adversely affect the occupancy and rental rates of any multifamily residential property that we invest in, with high-quality multifamily communities suffering even more severely.
Prolonged continuance of unemployment or increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•	rental residents deciding to share rental units and therefore rent fewer units;

•	potential residents moving back into family homes or delaying leaving family homes;

•	a reduced demand for higher-rent units, such as those of high-quality multifamily communities;

•	a decline in household formation;

•	persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;

•	the inability or unwillingness of residents to pay rent increases; and

•	increased collection losses.
These factors generally have contributed to lower rental rates. To the extent that we invest in any multifamily residential properties, our results of operations, financial condition and ability to make distributions may be adversely affected if these factors do not improve or worsen.
In connection with the uncertainty following the liquidity crisis and recent worldwide recession, which we refer to as the Great Recession, any investments in multifamily residential properties may face increased competition from single-family homes and condominiums for rent, which could limit the ability to retain residents, lease apartment units or increase or maintain rents.
To the extent that we invest in any multifamily residential properties, we and our borrowers will face significant competition with respect to our investments in multifamily residential properties. Any multifamily communities in which we invest may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales and the lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit the ability to retain residents, lease apartment units or increase or maintain rents impacting our ability to make distributions or preserve stockholders’ investment.
The multifamily residential properties in which we invest must comply with the Fair Housing Amendment Act of 1988.
The multifamily residential properties in which we invest domestically, if any, must comply with the Fair Housing Amendment Act of 1988, or FHAA, which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

The hospitality or leisure industry is seasonal.
The hospitality or leisure industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result of the seasonality of the hospitality or leisure industry, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties. Quarterly financial results may be adversely affected by factors outside our control.
The hospitality or leisure market is highly competitive and generally subject to greater volatility than our other market segments.
The hospitality or leisure business is highly competitive and influenced by factors such as location, room rates, quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in this market and these competitors may have substantially greater marketing and financial resources than those available to us. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure investments. The demand for rooms at any hospitality or leisure properties that we may invest in will change much more rapidly than the demand for space at other property types in which we invest. This volatility in room demand and occupancy rates could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.
Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict; we may still incur losses on performing real estate assets.
Traditional performance metrics of real estate assets are generally not as reliable for non-performing real estate assets as they are for performing real estate assets. Non-performing properties, for example, do not have stabilized occupancy rates and may require significant capital for repositioning. Similarly, non-performing loans do not have a consistent stream of cash flow to support normalized debt service. In addition, for non-performing loans, often there is greater uncertainty as to the amount or timeliness of the principal repayment.
In addition, we may pursue more than one strategy to create value in a non-performing real estate investment. With respect to a property, these strategies may include development, redevelopment, or lease-up of such property. With respect to certain of our CRE investments, these strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and foreclosing on the collateral securing the loan.
The factors described above make it challenging to evaluate non-performing investments. We may further incur losses even on our performing investments.
We may invest in real estate private equity funds, including funds managed by affiliates of our sub-advisor such as RXR Value Added Fund III, which would involve additional fees and expenses.
We may invest in limited partnership interests in real estate private equity funds managed by affiliates of our sub-advisor, such as RXR Value Added Fund III, or by third party managers. Any such investments would involve additional fees and expenses that will be borne, directly or indirectly, by us, and could create conflicts of interest. An investment in a real estate private equity fund generally will entail the payment of certain expenses, plus management fees and carried interest to the general partner or investment manager of the fund, which are in addition to the fees and expenses incurred directly by us. Such fees and expenses reduce our returns. In addition, the managers of the funds, rather than us, control the real estate investments held in those funds. Our investment in the funds generally will be illiquid and will require the consent of the general partner of the fund as a condition to selling the interest. As a result, we may be unable to monetize any fund investments we make prior to the winding up of the underlying fund or at all and we may lose some or all of our investment.
Risks Related to Our Financing Strategy
Our use of borrowings to partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow.
We intend to rely in part on borrowings under credit facilities and other external sources of financing to fund the costs of new investments, capital expenditures and other items. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover required debt service payments and that we will be unable to meet other covenants or requirements of our borrowings.
If we cannot meet our required obligations under our borrowings, our property or CRE debt and securities could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to us. Additionally, we may be required to refinance our debt subject to “lump sum” or “balloon” payment maturities on terms less favorable than the original loan or at a time we would otherwise prefer to not refinance such debt. A refinancing on such terms or at such times could increase our debt service payments, which would decrease the amount of cash we would have available for operations, new investments and distribution payments and may cause us to determine to sell one or more investments at a time when we would not otherwise do so.
We have broad authority to incur borrowings and high levels of borrowings could hinder our ability to make distributions and could decrease the value of stockholders’ investment.
We expect that in most instances, we will make real estate investments by using either existing or new borrowings. In addition, we may incur mortgage notes and pledge all or some of our real estate investments as security for that debt to obtain funds to acquire additional real estate investments. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our net assets, which is generally expected to approximate 75% of the aggregate cost of our real estate investments and other assets, plus cash, before deducting loan loss reserves, other non-cash reserves and depreciation. Further, we can incur financings in excess of this limitation with the approval of a majority of our independent directors. High leverage levels could cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute or invest in our business and could result in a decline in the value of stockholders’ investment.
If there is a shortfall between the revenues from our real estate investments and the cash flow needed to service our borrowings, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the investment securing our borrowings that is in default, thus reducing the value of stockholders’ investment. We may give full or partial guarantees to lenders of our borrowings to the entities that own our investments. When we provide a guaranty on behalf of an entity that owns one of our investments, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single investment could affect multiple investments. If any of our investments are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of stockholders’ investment.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional borrowings. Financing agreements that we may enter into may contain covenants that limit our ability to further incur borrowings, restrict distributions to our stockholders or that prohibit us from discontinuing insurance coverage or replacing our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions to our stockholders.
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.
We will require significant outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the real estate industry has been and will continue to be the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the credit crisis and, despite improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.
Increases in interest rates could increase the amount of our payments on our borrowings and adversely affect our ability to pay distributions to our stockholders.
We expect that we will incur borrowings in the future. To the extent that we incur variable rate borrowings, increases in interest rates would increase our interest costs, which could reduce our cash flow and our ability to pay distributions. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Risks Related to Conflicts of Interest
The fees we will pay to affiliates in connection with our offering and in connection with the acquisition or origination and management of our investments, including to our Advisor Entities, were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our advisor, our sub-advisor, our dealer manager and other affiliates for services they provide for us were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.
Our organizational documents do not prevent us from selling assets to affiliates or buying assets from affiliates or from paying our Advisor Entities a disposition fee or acquisition fee related to such a sale or purchase.
If we sell an asset to an affiliate, our organizational documents would not prohibit us from paying our Advisor Entities a disposition fee. Similarly, our charter does not prevent us from buying assets from affiliates, or other entities that are advised or managed by our sponsors or Advisor Entities or their affiliates, which might entitle affiliates of our Advisor Entities to certain acquisitions or disposition fees. As a result, our Advisor Entities may not have an incentive to pursue an independent third-party buyer or seller, rather than an affiliate or other managed company. Our charter only requires that a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction determine that an affiliated party transaction is fair and reasonable and on terms and conditions no less favorable than those available from unaffiliated third parties. It does not require that such transaction be the most favorable transaction available or provide any other restrictions on our advisor or sub-advisor recommending a sale of our assets to an affiliate or our purchase of an asset from an affiliate. As a result, our Advisor Entities may earn an acquisition fee or a disposition fee despite the transaction not being the most favorable to us or our stockholders.
Our sponsors and their respective affiliates, including all of our executive officers and other key professionals will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.
Our sponsors and their respective affiliates, including our Advisor Entities, receive substantial fees from us. In addition, all of our executive officers and other key professionals who are used by our Advisor Entities to perform services on our behalf are also executive officers and key professionals of our sponsors. These fees could influence our advisor’s and sub-advisor’s advice to us as well as their and our executive officers’ and other key professionals’ judgment with respect to:

•
the continuation, renewal or enforcement of our agreements with NSAM, RXR and their respective affiliates including our advisory agreement, sub-advisory agreement, dealer manager agreement and property management agreement;

•	public offerings of equity by us, which entitle our dealer manager to dealer manager fees and will likely entitle our Advisor Entities to increased acquisition fees and asset management fees;

•
acquisition of properties and other investments and origination of CRE debt, which entitle our Advisor Entities to acquisition fees, asset management fees, property management fees, development fees, leasing fees, construction management fees and, in the case of acquisitions of investments from other sponsors, might entitle affiliates of our Advisor Entities to disposition fees in connection with services for the seller;

•	sales of properties and other investments, which entitle our Advisor Entities to disposition fees;

•
borrowings up to or in excess of our stated borrowing policy to acquire properties and other investments and to originate CRE debt, which borrowings will increase the acquisition fees and asset management fees payable to our Advisor Entities;

•
whether and when we seek to list our common stock on a national securities exchange, which listing could entitle NorthStar/RXR NTR OP Holdings as the holder of special units, to have its interests in our operating partnership redeemed;

•
whether we seek approval to internalize our management, which may entail acquiring assets from our sponsors (such as office space, furnishings and technology costs) and employing our sponsors’ professionals performing services for us on behalf of our advisor or sub-advisor for consideration that would be negotiated at that time and may result in these professionals receiving more compensation from us than they currently receive from our sponsors; and

•	whether and when we seek to sell our company or its assets, which would entitle NorthStar/RXR NTR OP Holdings as the holder of special units, to a subordinated distribution.

The fees our Advisor Entities will receive in connection with transactions involving the acquisition of property or other investment or origination of CRE debt will be based on the cost of the investment and not based on the quality of the investment or the quality of the services rendered to us. In addition, the special unit holder, an affiliate of our sponsors, may be entitled to certain distributions subject to our stockholders receiving their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. Further, RXR is partially owned by NorthStar Realty, a company externally managed by NSAM, which may earn an incentive fee related to its performance. The ability to earn these fees and distributions may influence our executive officers and our sponsors’ key professionals performing services on behalf of our Advisor Entities to recommend riskier transactions to us. After the termination of our primary offering, our advisor agreed to reimburse us to the extent total organization and offering costs borne by us exceed 15% of the gross proceeds raised in our offering. As a result, our advisor may decide to extend our offering to avoid or delay the reimbursement of these expenses beyond what it otherwise would.
In addition to the management fees we pay to our Advisor Entities, we reimburse our Advisor Entities for costs and expenses incurred on our behalf, including indirect personnel and employment costs of our Advisor Entities and their affiliates and these costs and expenses may be substantial.
We pay our Advisor Entities substantial fees for the services they provide to us and we also have an obligation to reimburse our Advisor Entities for costs and expenses they incur and pay on our behalf.  Subject to certain limitations and exceptions, we reimburse our Advisor Entities for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor Entities and their affiliates, which may include certain executive officers of our Advisor Entities and its affiliates, as well as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. The costs and expenses our Advisor Entities incur on our behalf, including the compensatory costs incurred by our Advisor Entities and its affiliates, can be substantial. However, there is no reimbursement for personnel costs related to executive officers, although there may be reimbursement for personnel costs related to certain executive officers of our Advisor Entities. There are conflicts of interest that arise when our Advisor Entities make allocation determinations. Our Advisor Entities could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
Our sponsors, our executive officers and the real estate and other professionals assembled by our Advisor Entities face competing demands relating to their time and this may cause our operations and our stockholders’ investments to suffer.
Neither we nor our Advisor Entities have any employees and our Advisor Entities will rely on, among others, executive officers of our sponsors and their affiliates to perform services for us on behalf of our Advisor Entities, including Messrs. Hamamoto, Rechler, Gilbert, Tylis, Lieberman, Maturo, Saracino and Barnett and Ms. Hess. Messrs. Hamamoto, Gilbert, Tylis, Saracino and Lieberman and Ms. Hess are also executive officers of NSAM and its affiliates and Messrs. Rechler, Maturo and Barnett are also executive officers of RXR and its affiliates. As a result of their interests in other entities affiliated with our sponsors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our sponsors and their affiliates and other business activities in which they are involved. These conflicts of interest could result in less effective execution on our business plan as well as declines in the returns on our investments and the value of stockholders investment.
Our executive officers and our key real estate and other investment professionals who perform services for us on behalf of our Advisor Entities face conflicts of interest related to their positions and interests in sponsors and affiliates of our sponsors, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and other professionals assembled by our advisor, sub-advisor and dealer manager to perform services on our behalf are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our advisor, the sub-advisor, our dealer manager or other entities affiliated with our sponsors. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and our stockholders. In addition, our sponsors may grant equity interests in our advisor, sub-advisor and NorthStar/RXR NTR OP Holdings, as the holder of special units, to certain management personnel performing services for our Advisor Entities. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. Conflicts with our business and interests are most likely to arise from (i) allocation of new investments and management time and services between us and the other entities sponsored by our sponsors and their respective affiliates; (ii) our purchase of properties from, or sale of properties to, affiliated entities; (iii) development of our properties by affiliates; (iv) investments with affiliates of our Advisor Entities; (v) compensation to our Advisor Entities; and (vi) our relationship with our advisor, sub-advisor, dealer manager and property manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions and to maintain or increase the value of our assets.

Our sponsors will face conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce stockholders’ overall investment return.
We rely on our sponsors and the executive officers and other key real estate professionals at our Advisor Entities and their affiliates to identify suitable investment opportunities for us. Several of these key real estate professionals are also the key real estate professionals at other entities affiliated with our Advisor Entities, including other public and private programs. Investment opportunities that are suitable for us may also be suitable for other programs sponsored by each of our sponsors.
Our primary target investments are high-quality commercial real estate investments concentrated in the New York metropolitan area as further described in “Investment Objectives and Criteria” section of this prospectus. Our target investments are expected to overlap with those of RXR Value Added Fund III even though our investment strategy and criteria are different. Our investment strategy may also overlap with those of other investment vehicles sponsored by NSAM, including NorthStar Realty, NorthStar Income, NorthStar Income II and NorthStar Healthcare and therefore many investment opportunities that will be suitable for us may also be suitable for other NorthStar entities. In addition, RXR or NSAM may sponsor or manage other investment vehicles in the future that may target asset classes or have an investment strategy similar to ours and that will rely on RXR or NSAM to source their investments. Therefore, many targeted investments that are suitable for us may also be suitable for other RXR entities, including RXR Valued Added Fund IIII, and NSAM entities and the investment vehicles that RXR or NSAM may sponsor or manage in the future.
Our sub-advisor will present all target investments that are suitable for both us and RXR Value Added Fund III first to RXR Value Added Fund III and its limited partners, to participate in investments made by RXR Value Added Fund III. For target investments then presented to us, we expect 5% of the equity portion of each investment to go to RXR Valued Added Fund III, for an aggregate equity commitment of up to $50.0 million for all investments with us, and the remaining 95% to go to us, subject to the right of the limited partners of RXR Value Added Fund III to participate in the investment. Although we cannot predict the relative percentage ownership as between us and RXR Value Added Fund III’s limited partners for any particular investment, we expect we will own more than a majority of our joint venture investments with RXR Value Added Fund III. In addition, once RXR Value Added Fund III has invested a total of $50.0 million through joint venture investments with us, any further joint investments with RXR Value Added Fund III, if any, will be subject to further consideration and approval by RXR Value Added Fund III.
While these are the current procedures for allocating RXR’s investment opportunities, RXR may sponsor or manage additional investment vehicles in the future which may adopt these or a similar policy and RXR may at any time determine to revise its allocation policy. The result of such a revision to the allocation procedure may, among other things, be to increase or decrease the number of parties who have the right to participate in target investments sourced by RXR or its affiliates, thereby increasing or decreasing the number of investment opportunities available to us.
Our investment strategy may be similar to that of, and may overlap with, the investment strategies of the other Managed Companies. Therefore, many investment opportunities that are suitable for us may also be suitable for other Managed Companies. Certain of the Managed Companies, including us, as well as other companies, funds or vehicles may be sponsored (or co-sponsored/co-branded), managed, advised or sub-advised by, or be subject to a strategic relationship with, strategic or joint venture partners of the NSAM Group. We collectively refer to these strategic and joint venture partners as NSAM Partners, and the associated companies, funds or vehicles as Strategic Vehicles. Therefore, many investment opportunities sourced by the NSAM Group or the NSAM Partners that are suitable for us may also be suitable for other Managed Companies and/or Strategic Vehicles.
The NSAM Group will allocate investment opportunities sourced by an NSAM Partner directly to the associated Strategic Vehicle or, as applicable, among multiple associated Strategic Vehicles on a rotating basis. We refer to each such allocation as a Special Allocation. Since our sub-advisor is an NSAM Partner, the NSAM Group will make Special Allocations directly to us of all investment opportunities sourced by our sub-advisor for us.
For all investment opportunities other than Special Allocations, the NSAM Group will allocate, in its sole discretion, each such investment opportunity to one or more of the Managed Companies, including us, and, as applicable, Strategic Vehicles, or NSAM, for which such investment opportunity is most suitable. When determining the entity for which an investment opportunity would be the most suitable, the factors that the NSAM Group may consider include, without limitation, the following:

•	investment objectives, strategy and criteria;

•	cash requirements;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each entity;

•	anticipated cash flow of the asset to be acquired;

•	income tax effects of the purchase;

•	the size of the investment;

•	the amount of funds available;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of the Managed Company, if applicable;

•	affiliate and/or related party considerations; and

•	whether a Strategic Vehicle has received a Special Allocation.
If, after consideration of the relevant factors, the NSAM Group determines that such investment is equally suitable for more than one company, the investment will be allocated on a rotating basis. If, after an investment has been allocated to a particular company, including us, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of the NSAM Group, more appropriate for a different entity to fund the investment, the NSAM Group may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, the NSAM Group may determine to allow more than one Managed Company, including us, and NSAM to co-invest in a particular investment. In discharging its duties under this allocation policy, the NSAM Group endeavors to allocate all investment opportunities among the Managed Companies and NSAM in a manner that is fair and equitable over time.
While these are the current procedures for allocating investment opportunities, the NSAM Group may sponsor or co-sponsor additional investment vehicles in the future and, in connection with the creation of such investment vehicles or otherwise, the NSAM Group may revise this allocation policy. The result of such a revision to the allocation policy may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by the NSAM Group, thereby reducing the number of investment opportunities available to us.
The decision of how any potential investment should be allocated among us, our sponsors and other affiliated entities for which such investment may be most suitable may, in many cases, be a matter of highly subjective judgment which will be made by NSAM Group in its sole discretion. Our stockholders may not agree with the determination. Our right to participate in the investment allocation process described herein will terminate once we are no longer advised by our advisor or an affiliate of the NSAM Group.
Further, there are conflicts of interest that arise when our Advisor makes expense allocation determinations, as well as in connection with any fees payable between us and our Advisor. These fees and allocation determinations are sometimes based on estimates or judgments, which may not be correct and could result in our Advisor’s failure to allocate certain fees and costs appropriately.
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with us and/or our sponsors.
Our future success depends, to a significant extent, upon the continued services of key personnel of our sponsors, such as Messrs. Hamamoto, Rechler, Gilbert, Tylis, Lieberman, Maturo, Saracino and Barnett and Ms. Hess. We do not have employment agreements with any of our executive officers. If the management agreement with our advisor or sub-advisor were to be terminated, we may lose the services of our executive officers and other of our sponsors’ investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by our sponsors, such individual may also no longer serve as one of our executive officers. Any change in our sponsors’ relationship with any of our executive officers may be disruptive to our business and hinder our ability to implement our business strategy. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of their continued employment with us or our sponsors. The loss of services of certain of our executive officers could harm our business and our prospects.
We may compete with other investment vehicles affiliated with our sponsors for tenants and other services.
Our sponsors and their affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, portfolio management, leasing or sale of real estate investments. RXR or its affiliates own and/or manage properties in the same geographic area in which we expect to acquire interests in real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by RXR and its affiliates. RXR may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by RXR and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants. We may also compete with affiliates of NSAM and RXR with respect to other services, including but not limited to obtaining financing for our real estate investments, obtaining other third party services and pursuing a sale of our investments. Please see “Conflicts of Interest” for a description of these conflicts of interest.
Our dealer manager may distribute future NorthStar-sponsored programs during our offering, our dealer manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital and such conflicts may not be resolved in our favor.
Our dealer manager does and may in the future act as the dealer manager for other NorthStar entities, such as NorthStar Income II, which is currently in the process of offering shares. In addition, future NorthStar-sponsored programs may seek to raise capital through public offerings conducted concurrently with our offering. Our dealer manager could also act as the dealer manager of offerings not sponsored by our sponsors. As a result, our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.
Our operations would be negatively impacted if there are disagreements between our co-sponsors or our advisor and sub-advisor or in the event the relationship between our co-sponsors degrades or terminates.
We will depend on our advisor, a subsidiary of NSAM, one of our co-sponsors, and our sub-advisor, a subsidiary of RXR, our other co-sponsor, to conduct our operations and select our investments. Any disagreements between our co-sponsors or our advisor and sub-advisor could have a negative impact on our operations and prevent us from pursuing investment opportunities. Any adverse change in the relationship between our co-sponsors, including in the event the relationship degrades or terminates, could have a negative impact on their support of our business and the management of our operations.
We rely on our advisor to supervise our sub-advisor and our advisor has a conflict of interest in fulfilling that role.
In December 2013, NorthStar Realty entered into a strategic transaction with RXR, pursuant to which NorthStar Realty invested approximately $340 million in RXR, which included a combination of corporate debt, preferred equity and an approximate 27% equity interest in RXR and Messrs. Hamamoto and Tylis were appointed to serve on RXR’s significant action committee. In October 2015, the corporate debt and preferred equity component of this investment was prepaid and redeemed by RXR. As a result of NorthStar Realty’s ownership interest in RXR, our advisor may have a conflict of interest in supervising our sub-advisor because an affiliate of our advisor is the manager of NorthStar Realty. In particular, affiliates of our advisor may earn additional fees based on the performance of NorthStar Realty’s interest in RXR. This conflict could result in our sub-advisor continuing in its role notwithstanding any potential performance related deficiencies.
Risks Related to Our CRE Debt and Securities
Market conditions may cause uncertainty in valuing our investments.
When we value our assets, market volatility may make the valuation process pertaining to certain of our assets extremely difficult, particularly any CMBS or other assets for which there is limited market activity. Our estimate of the value of these investments will be primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. Our estimate of fair value, which will be based on the notion of orderly market transactions, requires significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flow and other relevant market and security-specific data as appropriate. Our estimates could be wrong and there is a heightened risk of this during challenging and volatile market environments. The amount that we could obtain if we were forced to liquidate our investments into the current market could be materially different than management’s best estimate of fair value.
Our CRE debt and the mortgage loans underlying our CRE securities may be subject to the risks typically associated with real estate.
We expect that any investments in CRE debt and securities will generally be directly or indirectly secured by a lien on real property. The occurrence of a default on a CRE debt investment could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our CRE debt and ultimately securing the mortgage loans underlying our CRE securities will remain at the levels existing on the dates of origination of these underlying mortgage loans and the dates of origination of the loans ultimately securing our CRE securities, as applicable. If the values of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related loans. In this manner, real estate values could impact the values of our CRE debt and securities investments. Therefore, our investments in real estate properties and CRE debt and securities will be subject to the risks typically associated with real estate. Please see “— Risks Related to Investments in Real Estate.” These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans, as well as on the value and the return that we can realize from assets we originate and acquire.
The CRE debt we may originate and invest in and the mortgage loans underlying the CRE securities we may invest in could be subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.
The CRE debt we may originate and invest in and loans underlying the CRE securities investments we may invest in will be secured by commercial real estate and will be subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property we invest in or that serves as our collateral can be affected by, each of the following factors, among other things:

•	macroeconomic, local and regional economic conditions;

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	competition from comparable types of properties;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in international, national, regional and/or specific industry segments;

•	declines in regional or local real estate values;

•	branding, marketing and operational strategies;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates;

•	natural disasters;

•	social unrest and civil disturbances;

•	terrorism; and

•	increases in costs associated with leasing, renovation and/or construction.
Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.
In addition, the U.S. economy continues to be challenged. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new CRE debt and acquire other CRE investments and otherwise negatively impacting our operations.

In the event of any default under a CRE debt investment held directly by us, we will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the CRE loan, which could have a material adverse effect on our cash flow from operations. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the loan. If a borrower defaults on one of our CRE debt investments and the underlying property collateralizing the loan is insufficient to satisfy the outstanding balance of the loan, we may suffer a loss of principal or interest. In addition, even if we have recourse to a borrower’s assets, we may not have full recourse to such assets in the event of a borrower bankruptcy as the loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. We may also be exposed to these risks through the loans underlying the CRE securities that will be held directly by us and a default or loss on loans underlying the CRE securities we hold may result in us not recovering a portion or all of our investment in such CRE securities.
Delays in liquidating defaulted CRE debt investments could reduce our investment returns.
If there are defaults under the agreements securing the collateral of the CRE debt investments we may originate or acquire, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when we seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to, lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for example, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.
The subordinate CRE debt and securities we may originate or invest in may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.
To the extent we originate, structure and acquire subordinate CRE debt and securities investments, we expect they will be secured primarily by commercial properties, which may include subordinate mortgage loans, mezzanine loans, CMBS and participations in such loans and preferred equity interests in borrowers who own such properties. These types of investments may involve a higher degree of risk than other CRE debt and securities investments, such as first mortgage loans secured by real property. These investments may be subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we may originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we may originate and invest in could be particularly difficult, time consuming and costly to work out because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.
Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to take title to the collateral or to realize the obligation secured by the property by obtaining a deficiency judgment.
In the event of any default under any CRE debt investments and in the mortgage loans underlying any CRE securities, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. Certain states in which the collateral securing our CRE debt and securities investments is located may have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the remedies on such collateral to satisfy the obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender’s realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to take title to collateral or to realize the obligation secured by the property by obtaining a deficiency judgment. Moreover, in New York State, where we expect the majority of our assets to be located, non-judicial foreclosure is not available and more than one judicial action to enforce a mortgage obligation is prohibited.
Our CRE debt and securities investments may be adversely affected by changes in credit spreads.
The CRE debt we may originate or acquire and securities investments we may invest in will be subject to changes in credit spreads. When credit spreads widen, the economic value of our investments decrease. Accordingly, the economic value of the investment may be negatively impacted by the widened credit spread even if such investment is performing in accordance with its terms and the underlying collateral has not changed.
Investments in non-conforming, non-investment grade rated or first loss CRE debt or securities involve greater risk of loss.
Some of our investments whether bought from third-party issuers or retained for our own issuance (as part of a securitization financing transaction) may not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans or securities, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade rated assets given they may be subject to minimal or any losses to the underlying securities or loans. Any loss we incur may be significant and may reduce distributions to our stockholders and may adversely affect the value of our common stock.
We may invest in CRE securities, including CMBS and other subordinate securities, which entail certain heightened risks.
We may invest in a variety of CRE securities, including CMBS, that are subordinate securities subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS and other CRE securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty. Furthermore, if the rental and leasing markets deteriorate, including by decreasing occupancy rates and decreasing market rental rates, it could reduce cash flow from the mortgage loan pools underlying our CMBS investments that we may make. The market for CRE securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.
Additionally, CRE securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related loans, particularly if the current economic environment continues to deteriorate. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying collateral. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CRE securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover a portion or all of our investment.
The CRE securities, including CMBS or CDOs, in which we may invest are subject to the risks of the CRE debt capital markets as a whole and risks of the securitization process.
The value of CRE securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the CRE debt market as a whole. Due to our potential investment in subordinate CRE securities, we may also be subject to several risks created through the securitization financing transaction process. Subordinate CMBS, for example, will be paid only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the payment on our subordinate CMBS or CDOs will not be fully paid, if paid at all. While we expect all of our CRE securities investments will present credit risk, our subordinate CRE securities will also be subject to greater credit risk than those CRE securities that are senior and more highly rated.
We may not control the special servicing of the mortgage loans or other debt underlying the CRE securities in which we may invest and, in such cases, the special servicer may take actions that could adversely affect our interest.
Overall control over the special servicing of the mortgage loans or other debt underlying the CRE securities in which we may invest may be held by a directing certificate holder, which is typically appointed by the holders of the most subordinate class of such CRE securities then outstanding. We ordinarily will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interest.
With respect to certain mortgage loans and other debt included in the CRE securities in which we may invest, the collateral that secures the mortgage loan and other debt underlying the CRE securities may also secure one or more related mortgage loans or other debt that are not in the securitization pool, which may conflict with our interest.
Certain mortgage loans and other debt included in the CRE securities in which we may invest may be part of a loan combination or split loan structure that includes one or more additional cross-collateralized mortgage loans (senior, subordinate or pari passu and not included in the securitization pool) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination or split loan structure may be granted various rights and powers that affect the mortgage loan in that loan combination or split loan structure, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate holder (without cause). These rights could adversely affect our position.
We may make investments in assets with lower credit quality, which will increase our risk of losses.
We may invest in unrated CRE securities, enter into leases with unrated tenants or participate in subordinate, unrated or distressed mortgage loans. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downturn, prices of lower credit quality investments and CRE securities may decline. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. Even if any of our investments are rated, any credit ratings will be subject to ongoing surveillance by credit rating agencies and we cannot assure our stockholders that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which could adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of third parties to satisfy their debt service obligations to us.
Floating-rate CRE debt, which is often associated with transitional assets, may entail greater risks of default to us than fixed-rate CRE debt.
Floating-rate loans are often, but not always, associated with transitional properties as opposed to those with highly stabilized cash flow. Floating-rate CRE debt may have higher delinquency rates than fixed-rate loans. Borrowers with floating-rate loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed rate in effect during the initial period of the loan to the rate calculated in accordance with the applicable index and margin. Increases in a borrower’s monthly payment, as a result of an increase in prevailing market interest rates may make it more difficult for the borrowers of floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.
Our performance can be negatively affected by fluctuations in interest rates and shifts in the yield curve may cause losses.
Our financial performance will be influenced by changes in interest rates, in particular, as such changes may affect the CRE securities, floating-rate borrowings and CRE debt we may originate or invest in, as the case may be, to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or “yield curves,” will affect our business in a number of ways. Changes in the general level of interest rates can negatively affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, originate or acquire CRE debt at attractive prices and enter into hedging transactions. Also, if market interest rates increase, the interest rate on any variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions and other factors beyond our control.
Interest rate changes may also impact our net book value as any such CRE securities and hedge derivatives will be recorded at fair value each quarter. Generally, as interest rates increase, the value of our fixed rate securities will decrease, which will decrease the book value of our equity.
Furthermore, shifts in the United States Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our CRE securities and therefore their value. For example, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market and vice versa. This would have similar effects on our CRE securities portfolio and our financial position and operations to a change in interest rates generally.
Our interest rate risk sensitive assets, liabilities and related derivative positions will generally be held for non-trading purposes.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution.
We may enter into interest rate swap, cap or floor agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rate levels, the type of investments held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•
the counterparties with which we may trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution. Therefore, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Our hedging activities, if not undertaken in compliance with certain federal income tax requirements, could also adversely affect our ability to qualify for taxation as a REIT.
Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse or regulated by any United States or foreign governmental authorities and involve risks and costs.
The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no regulatory or statutory requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure our stockholders that a liquid secondary market will exist for hedging instruments purchased or sold and we may be required to maintain a position until exercise or expiration, which could result in losses.
Our investments in CRE securities, which may include preferred and common equity, will be subject to the specific risks relating to the particular issuer of the CRE securities and may involve a greater risk of loss than secured borrowing.
To the extent we invest in CRE securities, which may include preferred and common equity, such investments will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments discussed in this prospectus. Issuers that are finance companies are subject to the inherent risks associated with structured financing investments also discussed in this prospectus. Furthermore, securities, including preferred and common equity, may involve greater risk of loss than secured financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in CRE securities, including preferred and common equity, are subject to risks of: (i) limited liquidity in the secondary trading market; (ii) substantial market price volatility resulting from changes in prevailing interest rates; (iii) subordination to the prior claims of banks and other senior lenders to the issuer; (iv) the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets; (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding securities, including preferred and common equity and the ability of the issuers thereof to make principal, interest and distribution payments to us.
Many of our investments will be illiquid and we may not be able to vary our portfolio in response to further changes in economic and other conditions, which may result in losses to us.
Many of our investments will be illiquid. As a result, our ability to sell investments in response to changes in economic and other conditions could be limited, even at distressed prices. The Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition is in the best interests of our stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.
The direct or indirect effects of the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. Although the United States Commodity Futures Trading Commission has not yet finalized certain requirements, many other requirements have taken effect, such as swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps and the mandatory trading of certain swaps on swap execution facilities or exchanges starting in February 2014. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs of entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act and the rules promulgated thereunder. The occurrence of any of the foregoing events may have an adverse effect on our business.
Declines in the fair value of our investments may adversely affect our periodically reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution.
To the extent we invest in CRE securities, such investments are likely to be classified for accounting purposes as “available-for-sale.” These securities will be carried at estimated fair value and temporary changes in the fair value of those assets will generally be directly charged or credited to equity with no impact in our statements of operations. If we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize the appropriate loss on that security in our statements of operations, which will reduce our earnings in the period recognized.
A decline in the fair value of our assets may adversely affect us particularly in instances where we have borrowed money based on the fair value of those assets. If the fair value of those assets declines, the lender may require us to post additional collateral to support the asset. If we were unable to post the additional collateral, our lenders may refuse to continue to lend to us or reduce the amounts they are willing to lend to us. Additionally, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution.
Further, lenders may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.
The fair value of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.

Some of our investments may be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments, such as any CRE securities, will be recorded at fair value but will have limited liquidity or will not be publicly traded. The fair value of these securities and potentially other investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. The value of stockholders’ investment could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
Our due diligence may not reveal all material issues relating to our origination or acquisition of a particular investment.
In making an assessment of the strength and skills of the management of the borrower or the operator of the property and other factors that we believe are material to the performance of the investment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entity. This diligence may not uncover all material issues relating to such investment and factors outside of our control may later arise. If our due diligence fails to identify issues specific to certain investments, we may be forced to write-down or write-off assets, restructure our operations, incur impairment, loan loss reserves or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or shares of our common stock.
Our ability to make distributions to our stockholders may be dependent, in part, upon the success and economic viability of our borrowers.
The success of our origination or acquisition of CRE debt investments and our acquisition of CRE securities will significantly depend on the financial stability of the borrowers underlying such investments. The inability of a single major borrower or a number of smaller borrowers to meet their payment obligations could result in reduced revenue or losses.
Our borrowers, the borrowers underlying our CRE securities and our tenants may be unable to achieve their business plans due to the challenging U. S. and global economic conditions, which could cause incremental stress to our investments.
To the extent we made CRE debt, securities and other real estate investments, such investments may relate to borrowers or tenants and others who have business plans to improve occupancy and cash flow that have not been accomplished. High levels of unemployment and slow economic growth, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and create obstacles that make it difficult to achieve their business plans. If the parties we are dependent upon are unable to achieve their business plans, our related investments could underperform and impact our liquidity and operating results.
With respect to commercial properties, options and other purchase rights may affect value or hinder recovery in the event of taking title to collateral.
Certain of our CRE investments may give tenants, joint venture partners, us or another person a right of first refusal or an option to purchase all or a portion of the property or related collateral. These rights may impede the ability to sell the investment or may adversely affect its value or marketability.
If we overestimate the value or income-producing ability or incorrectly price the risks of our investments, we may experience losses.
Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We will value our potential investments based on yields and risks, taking into account estimated future losses and the estimated impact of these losses on expected future cash flow and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
The properties underlying certain of our CRE debt investments may not generate sufficient operating cash flow to support debt service payments which may pose a heightened risk of loss.
If we make debt investments, we would expect to originate CRE debt in which the operating cash flow generated from the underlying property may be insufficient to support current debt service payments. In such cases, the borrower will typically plan to re-position, re-develop or otherwise lease-up the property in accordance with an established business plan that we will evaluate during our underwriting of the investment. We will generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures during the period that the borrower is implementing the approved business plan. Despite our expectations, the applicable borrowers may not effectively implement their business plans because of cost over-runs, slower than anticipated leasing and other factors that negatively affect commercial real estate generally as described more specifically elsewhere in these risk factors. As a result, the subject properties may never generate sufficient cash flow to support debt service payments. The interest and other reserves established at origination of the CRE debt investment may be insufficient to support debt service payments and/or capital expenditures while the borrower is implementing the business plan. Investments in these assets generally entail more significant risk than investments in assets that are currently generating sufficient cash flow to support debt service. We may suffer significant losses with respect to these investments which would negatively impact our operating performance and our ability to make distributions.
Both our borrowers’ and tenants’ forms of entities may cause special risks or hinder our recovery.
Most of the borrowers for our CRE debt investments, the borrowers underlying our CRE securities and our tenants in the real estate that we may own will most likely be legal entities rather than individuals. The obligations these entities will owe us will typically be non-recourse so we can only look to our collateral and at times, the assets of the entity may not be sufficient to recover our investment. As a result, our risk of loss may be greater than for originators of loans made to or leases with individuals. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our borrowers or tenants, or a general partner or managing member of that borrower or tenant, may impair our ability to enforce our rights and remedies under the related mortgage or the terms of the lease agreement, respectively.
CRE debt restructurings may reduce our net interest income.
The future of U. S. economy and financial markets continue to be uncertain. As a result, if we originate or acquire CRE debt and securities, our borrowers or borrowers of the collateral securing our CRE debt and securities will be at increased risk of default and we or a third party may need to restructure loans if our borrowers are unable to meet their obligations to us. We may determine to lower the interest rate on loans in connection with a restructuring, which will have an adverse impact on our net interest income. We may also determine to extend the maturity and make other concessions with the goal of increasing overall value, however, there is no assurance that the results of our restructurings will be favorable to us. We may lose some or all of our investment even if we restructure the investment.
We may be unable to restructure our investments in a manner that we believe maximizes value, particularly if we are one of multiple creditors in large capital structures.
In order to maximize value we may be more likely to extend and work out an investment, rather than pursue other remedies such as taking title to collateral. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group or other applicable parties. These multiple creditor situations tend to be associated with larger loans. If we are one of a group of lenders, we may be a lender on a subordinated basis and may not independently control the decision making. Consequently, we may be unable to restructure an investment in a manner that we believe would maximize value. Restructuring an investment may ultimately result in us receiving less than had we not restructured the investment.
Provision for loan losses or asset impairment are difficult to estimate, particularly in a challenging economic environment.
If we make loans, we could experience significant defaults resulting in provision for loan losses and asset impairment charges. We will evaluate provision for loan losses and asset impairment on a quarterly basis (if not more frequently). Our determination of provision for loan losses and asset impairment requires us to make certain estimates and judgments, which have been, and may continue to be, difficult to determine, particularly in a challenging economic environment. Our estimates and judgments will be based on a number of factors, including projected undiscounted cash flow of our properties or discounted cash flow from the collateral securing our CRE debt, structure, including rental and vacancy rates and tenant improvement and leasing commission assumptions for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and, therefore, our results of operations and financial condition could be impacted.
We may be subject to risks associated with future capital obligations, such as declining real estate values and operating performance.
Certain CRE investments may require us to advance future capital. Future funding obligations subject us to significant risks given that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and we or the borrower may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay debt due. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our CRE investments.
We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.
Our general financing strategy will include the use of “match-funded” structures. This means that we will seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.
If our portfolio management and servicing systems are ineffective, we may be exposed to material unanticipated losses.
We will continue to refine our portfolio management and servicing techniques, strategies and assessment methods. However, our portfolio management and servicing techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our portfolio management and servicing techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk-adjusted returns and could result in losses.
The use of estimates and valuations may be different from actual results, which could have a material effect on our consolidated financial statements.
We may make various estimates that affect reported amounts and disclosures. Broadly, those estimates may be used in measuring the fair value of certain financial instruments, establishing provision for loan losses, impairment and potential litigation liability. Market volatility may make it difficult to determine the fair value for certain of our assets. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets, the price we ultimately realize will depend on the demand and liquidity in the market at that time for that particular type of asset and may be materially lower than our estimate of their current fair value. Estimates will be based on available information and judgment. Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our consolidated financial statements.
Risks Related to Our Company
We have no operating history and the prior performance of our sponsors or other real estate investment vehicles sponsored by our sponsors may not predict our future results.
We are a recently formed company and have no operating history. Since we do not have an operating history, our stockholders will have no basis upon which to evaluate our ability to achieve our investment objectives and should not assume that our performance will be similar to the past performance of our sponsors or other real estate investment vehicles sponsored by our sponsors. Our lack of an operating history significantly increases the risk and uncertainty our stockholders face in making an investment in our shares.
Because our offering is a blind pool offering, our stockholders will not have the opportunity to evaluate our investments before we acquire them, which is subsequent to the date our stockholders subscribe for shares and which makes investment in our shares more speculative.
Because we have not yet acquired or identified any of the investments that we may acquire, we are currently not able to provide any information to assist our stockholders in evaluating the merits of any specific future assets that we may acquire. We intend to use a majority of the proceeds of our offering for the acquisition of, after the payment of fees and expenses, commercial real estate concentrated in the New York metropolitan area and, in particular New York City. To a lesser extent, we may invest in other types of real estate or in entities that invest in real estate. In addition, we may invest in CRE debt and securities secured primarily by collateral in New York metropolitan area. We have not established any limits on the percentage of our portfolio that may be comprised of these various categories of assets and the allocation among these assets could vary significantly. We also cannot predict our actual allocation by investment type or geography of our assets under management at this time because such allocation also will be dependent, in part, on the market conditions, market opportunities and upon the amount of financing we are able to obtain with respect to each asset class in which we invest. Since our stockholders will be unable to evaluate the economic merit of assets before we invest in them and our stockholders cannot be certain as to our actual asset allocation, our stockholders will have to rely entirely on the ability of our Advisor Entities to select suitable and successful investment opportunities. These factors increase the speculative nature of an investment in our shares.
If we do not achieve our capital raising targets and only raise the minimum offering amount or are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of stockholders’ investment in us may be adversely impacted and will fluctuate with the performance of the specific assets we acquire.
Our offering is being made on a “best efforts” basis, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares of our common stock in our offering. As a result, the amount of proceeds we raise in our offering may be substantially less than the amount we would need to create a diversified portfolio of investments. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
If we pay distributions from sources other than our cash flow from operations, which we expect to do, we will have less cash available for investments and our stockholder’s overall return may be reduced.
Our organizational documents permit us to pay distributions to our stockholders from any source, including offering proceeds, borrowings, our advisor’s or sub-advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. Until the proceeds from our offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our modified funds from operations, or MFFO, NorthStar Realty and RXR will commit to purchase up to $10 million of shares of Class A Shares at $9.10 per share (which includes any shares NorthStar Realty, RXR or their respective affiliates may purchase in order to satisfy the minimum offering) to provide additional cash to support distributions to our stockholders. The sale of these shares would result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders’ overall return may be reduced. In the earlier part of this offering, we expect that all of our distributions will be paid from the proceeds from this offering and, more specifically, from the proceeds from the purchase of shares by NorthStar Realty and RXR pursuant to the distribution support agreement.
No public trading market for our shares will exist and as a result, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price.
Our charter does not require our board of directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to our stockholders. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing shares. We have adopted a share repurchase program that may enable our stockholders to sell their shares to us in limited circumstances. Share repurchases will be made at the sole discretion of our board of directors. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program upon ten days prior written notice to stockholders except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten-business days prior written notice. Further, our share repurchase program includes numerous restrictions that would limit our stockholders’ ability to sell their shares. Therefore, it will be difficult for our stockholders to sell our shares promptly or at all. If our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, our stockholders should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
Our stockholders may experience dilution.
Our stockholders will incur immediate dilution equal to the costs of the offering we incur in selling such shares (which costs consist of underwriting compensation of up to 10% and additional organization and offering expenses estimated to be 1.0% to 3%

depending on how many shares are sold). This means that investors who purchase shares of our common stock will pay a price per share that exceeds the amount available to us to invest in assets.
In addition, our stockholders do not have preemptive rights. If we engage in a subsequent offering of common shares or securities convertible into common shares, reclassify any of our shares or issue additional shares pursuant to our DRP or otherwise issue additional shares, including to NorthStar Realty and RXR pursuant to the distribution support agreement, investors who purchase shares in our offering who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding shares. Furthermore, stockholders may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances or reclassification (including the shares being sold in our offering) and the value of our assets at the time of issuance.
The prices of the shares in our offering were not established on an independent basis; therefore, as they were arbitrarily determined, the offering prices will not accurately represent the current value of our assets at any particular time and may be higher than the value of our assets per share of our common stock at the time of the purchase.
We established the offering price of our Class A Shares and Class T Shares on an arbitrary basis. The selling price for each class of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. We do not intend to adjust the offering prices after we acquire assets and, therefore, the offering prices will not accurately represent the value of our assets and the actual value of the stockholder’s investment may be substantially less than what they pay for shares of our common stock. Because the offering prices are not based upon any independent valuation, the offering prices may not be indicative of either the prices stockholders would receive if they sold our shares or the proceeds that stockholders would receive upon liquidation. Further, the offering prices may be significantly more than the prices at which our shares would trade if they were to be listed on an exchange or actively traded by broker-dealers. Similarly, the amount stockholders may receive upon repurchase of shares, if they determine to participate in our share repurchase program, may be less than the amount they paid for such shares, regardless of any increase in the underlying value of any assets we own.
We may be required to disclose an estimated net asset value per share of each class of our common stock prior to the conclusion of this offering and the purchase prices our stockholders pay for shares of our common stock in this offering may be higher than such estimated net asset value per share. The estimated net asset value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.
To assist members of Financial Industry Regulatory Authority, or FINRA, and their associated persons that participate in our offering, pursuant to FINRA Conduct Rule 5110, we intend to have our advisor prepare an annual report of the per share estimated value of our shares of each class, the method by which it was developed and the date of the data used to develop the estimated values. For this purpose, our advisor has indicated that it currently intends to use the price paid to acquire a share of each class in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares of such class until 150 days following the second anniversary of breaking escrow in this offering. This approach to valuing our shares may bear little relationship and will likely exceed what our stockholders might receive for their shares if they tried to sell them or if we liquidated our portfolio.
We expect to disclose an estimated per share value of our shares of each class no later than 150 days following the second anniversary of the date on which we break escrow in this offering, although we may be required, due to contractual obligations in the selling agreements between our participating broker dealers and our dealer manager, or rules that may be adopted by the SEC or the states, or may otherwise determine to provide an estimated per share value of each class based upon a valuation earlier than presently anticipated. If we provide an estimated net asset value per share of each class prior to the conclusion of this offering, our board of directors may determine to modify the offering prices, including the prices at which the shares are offered pursuant to our distribution reinvestment plan, to reflect the estimated net asset value per share. Further, the amendment to NASD Rule 2340 will take effect in April 2016, prior to the anticipated conclusion of this offering, and if we have not yet disclosed an estimated net asset value per share before the amended rule takes effect, then our stockholders’ customer account statements will include a value per share that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.
Until we disclose an estimated net asset value per share of each class based on a valuation, although our initial price per share of each class represents the price at which most investors will purchase shares in our primary offering, this price and any subsequent estimated values are likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for our shares at this time; (ii) the prices do not reflect and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and costs; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.
Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated net asset value per share. When determining the estimated value per share of each class from and after 150 days following the second anniversary of breaking escrow in this offering and annually thereafter, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon the fair value of our assets less the fair value of our liabilities under market conditions existing at the time of the valuation. We will obtain independent third party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which will include an independent appraisal or valuation. A committee comprised of independent directors will be responsible for the oversight of the valuation process, including approval of the engagement of any third parties to assist in the valuation of assets, liabilities and unconsolidated investments. We anticipate that any property appraiser we engage will be a member of the Appraisal Institute with the MAI designation or such other professional valuation designation appropriate for the type and geographic locations of the assets being valued and will provide a written opinion, which will include a description of the reviews undertaken and the basis for such opinion. Any such appraisal will be provided to a participating dealer upon request. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations are estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
We may be unable to obtain financing required to acquire or originate investments as contemplated in our business plan, which could compel us to restructure or abandon a particular acquisition and harm our ability to make distributions to our stockholders.
We expect to fund a portion of our investments with financing. We cannot assure that financing will be available on acceptable terms, if at all, or that we may be able to satisfy the conditions precedent required to secure borrowings or utilize credit facilities, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. Challenges in the credit and financial markets have reduced the availability of financing. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. Any failure to obtain financing could have a material adverse effect on the continued development or growth of the target business and harm our ability to make distributions.
If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of our offering proceeds promptly, which may cause our distributions and stockholders’ investment returns to be lower than they otherwise would be.
The more shares we sell in our offering, the greater our challenge will be to invest all of our net offering proceeds. The large size of our offering increases the risk of delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of our offering may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry we seek to acquire or originate. Therefore, delays we encounter in the selection, due diligence and acquisition or origination of investments would likely limit our ability to pay distributions and lower stockholders’ overall returns.
Any adverse changes in the financial health or the public perception of our sponsors or their affiliates or our relationship with our sponsors or their respective affiliates could hinder our operating performance and the return on stockholders’ investment.
We have engaged our advisor to manage our operations and our investments. Neither we nor our Advisor Entities have any employees and our Advisor Entities utilize the personnel of our sponsors and their affiliates, to perform services on their behalf for us. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our sponsors and their respective affiliates as well as their respective investment professionals in the identification or acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities.
Because NSAM, one of our co-sponsors, is a publicly traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of NSAM or its affiliate, NorthStar Realty, could result in an adverse effect on fundraising in our offering and our ability to acquire assets and obtain financing from third parties on favorable terms. Recently, NSAM and NorthStar Realty common stock has been highly volatile and NSAM is subject to an activist campaign, all of which could disrupt operations and potentially harm our business.
In addition, NorthStar Realty and RXR committed to purchase an aggregate of $10.0 million of Class A Shares (reduced by $1.5 million and $0.5 million Class A Shares of common stock purchased by NorthStar Realty and RXR, respectively, to satisfy the minimum offering requirement on December 23, 2015) under certain circumstances in which our cash distributions exceed our MFFO in order to provide additional cash to support distributions to stockholders. NorthStar Realty and RXR will have no obligation to extend the distribution support agreement and may determine not to do so. If either NorthStar Realty or RXR cannot satisfy this commitment to us or otherwise breach this commitment to us, or in the event that a NSAM affiliate no longer serves as our advisor, or an RXR affiliate no longer serves as our sub-advisor, which could result in the termination of NorthStar Realty’s or RXR’s respective share purchase commitment, we would not have this source of capital available to us and our ability to pay distributions to stockholders would be adversely impacted. Any adverse changes in the financial condition or our relationship with either of our sponsors, our advisor, our sub-advisor and related affiliates could hinder the ability of our Advisor Entities to successfully manage our operations and our portfolio of investments.
We are not limited in our target investments and we may change our targeted investments and investment strategy without stockholder consent.
We expect that a majority of our capital will be invested in commercial real estate located in the New York metropolitan area and the remaining portion in CRE debt and securities, secured primarily by collateral in the New York metropolitan area. We cannot, however, predict our actual allocation by investment type or geography of our assets under management at this time because such allocation also will be dependent, in part, on the market conditions, market opportunities and upon the amount of financing we are able to obtain with respect to each asset class in which we invest. Our charter and bylaws do not include a limitation on the amount we may invest in any of the asset classes, including those that may be considered riskier investments. Our board of directors may also change our targeted investments and investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from and possibly riskier than, the investments described in this prospectus. Investing in investments that may be considered riskier investments or a change in our targeted investments or investment strategy may increase our exposure to interest rate and commercial real estate market fluctuations among others, all of which could adversely affect the value of our common stock and our ability to make distributions.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce stockholders’ and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter will generally provide that: (i) no director shall be liable to us or our stockholders for monetary damages (provided that such director satisfies certain applicable criteria); (ii) we will generally indemnify non-independent directors for losses unless they are negligent or engage in misconduct; and (iii) we will generally indemnify independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution.
If we do not successfully implement a liquidity transaction, our stockholders may have to hold their investment for an indefinite period.
Our charter does not require our board of directors to pursue a transaction providing liquidity to our stockholders. If our board of directors does determine to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and our stockholders may, for an indefinite period of time, be unable to convert their shares to cash easily, if at all, and could suffer losses on investments in our shares.
Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in the prospectus. Under the Maryland General Corporation Law, or MGCL, and our charter, our stockholders have a right to vote only on:

•	the election or removal of directors;

•	amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•	increase or decrease the aggregate number of our shares of stock of any class or series that we have the authority to issue;

•	effect certain reverse stock splits; and

•	change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock.

•	our liquidation or dissolution;

•	certain reorganizations of our company, as provided in our charter; and

•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.
Pursuant to Maryland law, all matters other than the election or removal of a director must be declared advisable by our board of directors prior to a stockholder vote. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks they face.
Our stockholders are limited in their ability to sell their shares of common stock pursuant to our share repurchase program. Our stockholders may not be able to sell any of their shares of common stock back to us and if they do sell their shares, they may not receive the price they paid upon subscription.
Our share repurchase program may provide our stockholders with an opportunity to have their shares of common stock repurchased by us after they have held them for one year. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently intend to limit the number of shares to be repurchased during any calendar year to no more than: (i) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional cash as may be borrowed or reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate our share repurchase program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten business days prior written notice. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of our share repurchase program and our stockholders may not be able to sell any of their shares of common stock back to us pursuant to our share repurchase program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to our share repurchase program, they may not receive the same price paid for any shares of our common stock being repurchased.
We do not own the NorthStar or RXR name, but will be granted a license by NSAM and RXR to use the NorthStar and RXR names. Use of these names by other parties or the termination of our licenses may materially adversely affect our business, financial condition and results of operations and our ability to make distributions.
Pursuant to our advisory agreement, we will be granted a non-exclusive, royalty-free license to use the name “NorthStar” and pursuant to our sub-advisory agreement, we will be granted a non-exclusive, royalty-free license to use the name “RXR.” Under these licenses, we have a right to use the “NorthStar” and “RXR” names as long as our advisor or sub-advisor, as the case may be, continues to advise us. NSAM and RXR will retain their rights to continue using the “NorthStar” and “RXR” names. We will be unable to preclude our sponsors or affiliates of our sponsors from licensing or transferring the ownership of the “NorthStar” or “RXR” names to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to the goodwill associated with our name that may occur as a result of the activities of our sponsors or others related to the use of our name. Furthermore, in the event either of the licenses is terminated, we will be required to change our name and cease using the “NorthStar” or “RXR” name, as the case may be. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and may materially adversely affect our business, financial condition and results of operations and our ability to make distributions.
Our dealer manager has a limited operating history and our ability to implement our investment strategy will be dependent, in part, upon the ability of our dealer manager to successfully conduct our offering, which makes an investment in us more speculative.
We have retained our dealer manager to conduct our offering and this is the fourth offering for which it will have served as a dealer manager. The success of our offering and our ability to implement our business strategy will be dependent upon the ability of our dealer manager to build and maintain a network of broker-dealers to sell our shares to their clients. The network of broker-dealers that our dealer manager develops to sell our shares may sell shares of competing REIT products, including some products with areas of focus nearly identical to ours, which they may choose to emphasize to their clients. If our dealer manager is not successful in establishing, operating and managing an active, broad network of broker-dealers, our ability to raise proceeds through our offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, stockholders could lose all or a part of their investment.
Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
Our sponsors have incurred substantial costs and devoted significant resources to support our business. As of December 2015, our sponsors and their affiliates have only invested $2.2 million in us and may not invest significant capital in the future, whether pursuant to our distribution support agreement with NorthStar Realty and RXR or otherwise. Therefore, if we are successful in raising enough proceeds to be able to reimburse our sponsors for our organization and offering costs, our sponsors and their affiliates will most likely have very limited exposure to loss in the value of our shares. Without this exposure, our stockholders may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
We will depend on third-party contractors and vendors and our results of operations and the success of our offering could suffer if our third-party contractors and vendors fail to perform or if we fail to manage them properly.
We will use third-party contractors and vendors including, but not limited to, our external legal counsel, auditors, research firms, property managers, appraisers, insurance brokers, environmental engineering consultants, construction consultants, financial printers, proxy solicitation firms and transfer agent. If our third-party contractors and vendors fail to successfully perform the tasks for which they have been engaged to complete, either as a result of their own negligence or fault, or due to our failure to properly supervise any such contractors or vendors, we could incur liabilities as a result and our results of operations and financial condition could be negatively impacted.
We will be highly dependent on information systems and systems failures could significantly disrupt our business.
Our business will be highly dependent on communications and information systems, including systems provided by third parties for which we have no control. Any failure or interruption of our systems, whether as a result of human error or otherwise, could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance.
If we internalize our management functions, our stockholders interests in us could be diluted and we could incur other significant costs associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire assets of our Advisor Entities and/or to directly employ the personnel of our sponsors that our Advisor Entities utilize to perform services on its behalf for us.
Additionally, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under our advisory agreement and to our sub-advisor under the sub-advisory agreement, our additional direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters that otherwise would be borne by our Advisor Entities. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that will be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants of our Advisor Entities, which awards would decrease net income and MFFO and may further dilute stockholders’ investment. We cannot reasonably estimate the amount of fees to our Advisor Entities we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income and MFFO would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute and the value of our shares.
Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest and cash available to pay distributions.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our Advisor Entities and their affiliates perform portfolio management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become employees of our advisor or sub-advisor but may instead remain employees of our sponsors or their affiliates. An inability to manage an internalization transaction effectively could result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from most effectively managing our investments.
We will provide investors with information using funds from operations, or FFO, and MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.
We will provide investors with information using FFO and MFFO, which are non-GAAP measures, as additional measures of our operating performance. We will compute FFO in accordance with the standards established by National Association of Real Estate Investment Trusts, NAREIT. We will compute MFFO in accordance with the concepts established by the investment program association, or IPA. However, our computation of FFO and MFFO may not be comparable to other REITs that do not calculate FFO or MFFO in this manner without further adjustments.
Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.
Our distribution policy is subject to change.
Our board of directors expects to determine an appropriate common stock distribution based upon numerous factors, including REIT qualification requirements, the amount of cash flow provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels will be subject to adjustment based upon any one or more of the risk factors set forth in this prospectus, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution.
We may not be able to make distributions in the future.
Our ability to generate income and to make distributions may be adversely affected by the risks described in this prospectus and any document we file with the SEC under the Exchange Act. All distributions will be made at the discretion of our board of directors, subject to applicable law, and will depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors may deem relevant from time-to-time. We may not be able to make distributions in the future.
Our ability to pay distributions is limited by the requirements of Maryland law.
Our ability to pay distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of our outstanding shares of common stock or more than 9.8% in value or number, whichever is more restrictive, of the aggregate of our outstanding shares of common stock, unless exempted prospectively or retroactively by our board of directors in its sole discretion. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of shares of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our board of directors may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares being sold in our offering. Additionally, our board of directors may amend our charter from time-to-time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.
Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
Limited partners in our operating partnership will have the right to vote on certain amendments to the partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner our stockholders do not believe are in their best interest.
In addition, NorthStar/RXR NTR OP Holdings, as the holder of special units in our operating partnership, may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The holder of the special units will only become entitled to the compensation after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to stockholders to the extent such return exceeds 6.0%.
Maintenance of our Investment Company Act exemption imposes limits on our operations.
Neither we nor our operating partnership nor any of the subsidiaries of our operating partnership intend to register as an investment company under the Investment Company Act. We intend to make investments and conduct our operations so that we are not required to register as an investment company. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U. S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (“non-investment companies”). Moreover, we take the position that general partnership interests in joint ventures structured as general partnerships are not considered securities at all and thus not investment securities.
Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exclusion from the definition of “investment company” in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these joint venture partnerships and subsidiaries. We must monitor our holdings and those of our operating partnership to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of U. S. government securities and cash items) on an unconsolidated basis. Through our operating partnership’s subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate.
Most of these subsidiaries will rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary’s portfolio be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualification for exclusion from registration under the Investment Company Act will limit our ability to acquire or sell certain assets and also could restrict the time at which we may acquire or sell assets. For purposes of the exclusions provided by Section 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C) and accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
The loss of our Investment Company Act exclusion could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the market price of our common stock.
On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, such as us, should continue to be allowed to rely on such an exclusion from registration. If the SEC or its staff takes action with respect to this exclusion, these changes could mean that certain of subsidiaries could no longer rely on the Section 3(c)(5)(C) exclusion and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exclusion from registration as an investment company.
If we fail to maintain an exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
We will be subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries will be subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we will be subject to regulation by the SEC, FINRA, the Internal Revenue Service, or the IRS, and other federal, state and local governmental bodies and agencies and state blue sky laws. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigation as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also expect to have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. In addition, any internal policies we establish to manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.

Because our dealer manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings. The absence of an independent due diligence review increases the risks and uncertainty our stockholders face.
Our dealer manager is one of our affiliates. Because our dealer manager is an affiliate, its due diligence review and investigation of us and this prospectus cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.
Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the SEC. We could also become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-traded REITs. As a result, we may be unable to raise substantial funds which will limit the number and type of investments we may make and our ability to diversify our assets.
Our securities, like other non-traded REITs, will be sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.
In March 2009, the Enforcement Division of FINRA commenced a review of broker-dealer sale and promotion activities of non-traded REITs and in connection with the review, requested information from broker-dealers with respect to sales practices. Subsequent to that review, FINRA has announced that it had filed a complaint against a broker-dealer firm, charging it with soliciting investors to purchase shares in a non-traded REIT without conducting a reasonable investigation to determine whether it was suitable for those investors and with providing misleading information on its website regarding distributions to investors. The disciplinary proceedings were settled in October 2012. Although the broker-dealer firm neither admitted nor denied the charges, the terms of the settlement required the broker-dealer firm to, among other things, pay approximately $12 million in restitution to certain investors and, in consultation with an independent consultant, make changes to its supervisory systems and training programs relating to the marketing of non-traded REITs. A principal of the broker-dealer firm was also fined and suspended from the securities industry for practices related to marketing non-traded REITs.
In February 2014, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc., each of their external advisors and the chief executive officer and the chief financial officer of each of the REITs entered into a cease and desist order with the SEC and agreed to pay approximately $1.5 million in civil fines in the aggregate. Although the respondents did not admit or deny any wrongdoing, the cease and desist order stated that the REITs made material misrepresentations regarding the valuation of the securities sold through their dividend reinvestment plans, had failed to maintain sufficient disclosure controls and procedures to meaningfully evaluate whether the value of the securities had changed, failed to disclose numerous related party transactions and failed to disclose significant compensation paid by the advisors to the REITs and by the founder to the executive officers of the REITs.
The above-referenced proceedings and related matters have resulted in increased regulatory scrutiny from the SEC, FINRA and state regulators regarding non-traded REITs. In addition, certain non-traded REIT sponsors have recently been the subject of federal investigations, as widely reported in the press. The increased media attention and negative publicity surrounding these matters may adversely impact capital raising in the non-traded industry. Furthermore, amendments to FINRA rules regarding customer account statements have been approved by the SEC and will be effective on April 11, 2016, which may significantly affect the manner in which non-traded REITs, such as our company, raise capital. These amendments may cause a significant reduction in capital raised by non-traded REITs. In addition, the Obama administration has also proposed additional rules imposing fiduciary and other standards on sales practices of broker-dealers and the impact of any such rules, if adopted, although uncertain, could adversely affect our ability to raise capital. Any of these factors may cause a material negative impact on our ability to achieve our business plan and to successfully complete our offering.
As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded REITs and accordingly we may face increased difficulties in raising capital in our offering. Should we be unable to raise substantial funds in our offering, the number and type of investments we may make will be curtailed and we may be unable to achieve the desired diversification of our investments. This could result in a reduction in the returns achieved on those investments as a result of a smaller capital base limiting our investments. It also subjects us to the risks of any one investment and as a result our returns may be more volatile and stockholders’ capital could be at increased risk. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive, harmful to our reputation and be distracting to our management.

A 2015 proposal by the U.S. Department of Labor regarding the definitional scope of “investment advice” under the Employment Retirement Income Security Act, or ERISA, and the Internal Revenue Code could have a negative impact on our ability to raise capital.
In April 2015, the U.S. Department of Labor issued a proposed regulation that would, if finalized in its current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. If this proposed regulation is finalized as proposed, it could have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts.
Our stockholders interest will be diluted if we issue additional shares, which could reduce the overall value of our stockholders’ investment.
Potential investors in our offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us with the authority to issue a total of 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock, par value $0.01 per share, including 120,000,000 in Class A Shares and 280,000,000 in Class T Shares, and 50,000,000 shares are classified as preferred stock, par value $0.01 per share. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our board of directors may elect to: (i) sell additional shares in this or future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) require our sponsors to purchase shares pursuant to the distribution support agreement; (v) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (vi) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests after an investor’s purchase in our offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of the investments, our stockholders may also experience dilution in the book value and market value of their shares.
Payment of fees to our Advisor Entities and their affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
As additional compensation for selling shares in the offering and for ongoing stockholder services, we will pay our dealer manager a distribution fee, which may be reallowed to any third-party broker-dealers participating in our offering. The amount available for distributions on Class T Shares will be reduced by the amount of distribution fees payable to our dealer manager with respect to the Class T Shares issued in the primary offering.
Our Advisor Entities and their affiliates will perform services for us in connection with the selection, acquisition, origination, management and administration of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of a stockholder’s investment and will reduce the value of cash available for investment or distribution to stockholders. We may increase the compensation we pay to our Advisor Entities subject to approval by our board of directors and other limitations in our charter, which would further dilute stockholders’ investment and the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our offering, we will use only 88.4% to 90.4% of our gross offering proceeds and possibly less, for investments, assuming the sale of 30% of Class A Shares and 70% of Class T Shares in the aggregate.
Affiliates of our Advisor Entities could also receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. Given our advisor’s and sub-advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our advisor or sub-advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor or sub-advisor irrespective of whether our stockholders received the returns on which we have conditioned other incentive compensation.
Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange. For a discussion of our fee arrangement with our advisor and its affiliates, see “Management Compensation.”
Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, our board of directors has by resolution opted out of these provisions. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.
Our charter includes an anti-takeover provision that may discourage a person from launching a mini-tender offer for our shares.
Our charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. A “mini-tender offer” is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, our company will have the right to redeem the offeror’s shares, including any shares acquired in the tender offer. In addition, the noncomplying offeror shall be responsible for all of our company’s expenses in connection with that offeror’s noncompliance and no stockholder may transfer any shares to such noncomplying offeror without first offering the shares to us at the tender offer price offered by such noncomplying offeror. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent our stockholders from receiving a premium price for their shares in such a transaction.
If we terminate our advisory agreement with our advisor, we may be required to pay significant fees to an affiliate of our sponsor, which will reduce cash available for distribution.
Upon termination of our advisory agreement for any reason, including for cause, our advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination and NorthStar/RXR NTR OP Holdings, as the holder of the special units, may be entitled to a one-time payment upon redemption of the special units (based on an appraisal or valuation of our portfolio) in the event that NorthStar/RXR NTR OP Holdings would have been entitled to a subordinated distribution had the portfolio been liquidated on the termination date. If special units are redeemed pursuant to the termination of our advisory agreement, there may not be cash from the disposition of assets to make a redemption payment; therefore, we may need to use cash from operations, borrowings, or other sources to make the payment, which will reduce cash available for distribution.
Federal Income Tax Risks
Our failure to qualify as a REIT would subject us to federal income tax and reduce cash available for investment or distribution.
We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.
Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates. Losing our

REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends -paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow or liquidate some investments in order to pay the applicable tax. Furthermore, if we fail to qualify as a REIT in any taxable year after we elect REIT status, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
We could fail to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans and repurchase agreements.
We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our future assets or transactions, our REIT qualification could be jeopardized. For example, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in Revenue Procedure 2003-65, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. While our mezzanine loans will typically not meet all of the requirements for reliance on this safe harbor, we may invest in mezzanine loans in a manner that we believe will enable us to satisfy the REIT gross income and asset tests. In addition, we may enter into sale and repurchase agreements under which we may nominally sell certain of our mortgage assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for federal income tax purposes as the owner of the mortgage assets that are the subject of any such sale and repurchase agreement notwithstanding that we transferred record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to qualify as a REIT could be adversely affected. Even if the IRS were to disagree with one or more of our interpretations and we were treated as having failed to satisfy one of the REIT qualification requirements, we could maintain our REIT qualification if our failure was excused under certain statutory savings provisions. However, there can be no guarantee that we would be entitled to benefit from those statutory savings provisions if we failed to satisfy one of the REIT qualification requirements and even if we were entitled to benefit from those statutory savings provisions, we could be required to pay a penalty tax.
Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If our stockholders participate in our DRP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, they may have to use cash from other sources to pay their tax liability on the value of the shares of common stock received.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any taxable REIT subsidiary, or TRS, of ours will be subject to federal corporate income tax on its income and on any non-arm’s-length transaction between us and any TRS (for example, excessive rents charged to a TRS could be subject to a 100% tax).

Complying with REIT requirements may force us to borrow funds to make distributions or otherwise depend on external sources of capital to fund such distributions.
To qualify as a REIT, we will be required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, stockholders would be taxed on their proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We anticipate that distributions generally will be taxable as ordinary income, although a portion of such distributions may be designated by us as long-term capital gain to the extent attributable to capital gain income recognized by us, or may constitute a return of capital to the extent that such distribution exceeds our earnings and profits as determined for tax purposes.
From time-to-time, we may generate taxable income greater than our net income (loss) for U.S. GAAP, due to, among other things, amortization of capitalized purchase premiums, fair value adjustments and reserves. In addition, our taxable income may be greater than our cash flow available for distribution to stockholders as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for example, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
If we do not have other funds available in the situations described in the preceding paragraphs, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.
Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including our current and potential future earnings and cash distributions.
Modification of the terms of any CRE debt investments and the mortgage loans underlying any CMBS in conjunction with reductions in the value of the real property securing such loans may cause us to fail to qualify as a REIT.
Any CRE debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to preserve the value of our investment and for other reasons. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test.
IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our mortgage loans, mezzanine loans and B-Notes and mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to qualify as a REIT.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase real properties and lease them back to the sellers of such properties. We will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, but cannot assure that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. We might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization if a sale-leaseback transaction were so recharacterized. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to our stockholders, in a year in which we are not profitable under U.S. GAAP principles or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. Certain of our assets will be marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to our stockholders, in a year in which we are not profitable under U.S. GAAP or other economic measures.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to deduction for dividends paid or net capital gain for this purpose) in order to qualify as a REIT. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and may reduce stockholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of stockholders’ investment.
The prohibited transactions tax may limit our ability to engage in transactions, including the disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than property that we took title to for which the REIT makes an election. Prohibited transactions may also include loans held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities may be subject to a corporate income tax.
We may not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS or through a subsidiary REIT.
If we acquire hospitality or leisure properties, we will depend on others to manage those facilities.
In order to qualify as a REIT, we will not be able to operate any hospitality or leisure properties that we acquire or participate in the decisions affecting the daily operations of these properties. We will lease any hospitality or leisure properties we acquire to a TRS in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors, potentially including RXR or its affiliates that are not our subsidiaries or otherwise controlled by us to manage these properties. Thus, independent operators, under management agreements with our TRS, will control the daily operations of any such hospitality, leisure and healthcare-related property.
We will depend on these independent management companies to operate any hospitality or leisure properties. We may not have the authority to require these properties to be operated in a particular manner or to govern any particular aspect of the daily operations, such as establishing room rates at any hospitality or leisure properties. Thus, even if we believe that any hospitality or leisure properties are being operated inefficiently or in a manner that does not result in satisfactory results, we may not be able to force the management company to change its method of operation of these properties. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need or desire to replace any management company, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected properties.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As discussed above, we may be required to make distributions at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the source of income requirements for qualifying as a REIT.
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our gross assets (20% for tax years after 2017) may be represented by securities of one or more TRSs.
If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution.
Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.
Our qualification as a REIT could be jeopardized as a result of our interest in joint ventures or investment funds.
We may in the future acquire limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company, including joint ventures with affiliates, could take an action which could cause us to fail a REIT gross income or asset test and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

Our acquisition of debt instruments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt instruments.
We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt instruments provide for “payment-in-kind,” or PIK Interest, we may recognize “original issue discount,” or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and certain previously modified debt we acquire in the secondary market may be considered to have been issued with OID.
In general, we will be required to accrue OID on a debt investment as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument on a current basis.
In the event a borrower with respect to a particular debt investment encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term, borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of stockholders’ investment. In the event in-kind distributions are made, stockholders’ tax liabilities associated with an investment in our shares for a given year may exceed the amount of cash we distribute to them during such year.
We may distribute our common stock in a taxable distribution, in which case our stockholders may sell shares of our common stock to pay tax on such distributions, placing downward pressure on the market price of our common stock.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will make taxable distributions payable in cash and common stock. If we make a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the full fair market value of the stock as a dividend, which is treated as taxable income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, our stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount taxable as a dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U. S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to individuals is 20%. Distributions paid by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient (subject to a maximum rate of 39.6%), rather than the preferential rate applicable to qualified dividends. The more favorable rates applicable to regular corporate distributions could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified distributions, which could adversely affect the value of the stock of REITs, including our common stock.
Employee Benefit Plan and IRA Risks
If stockholders fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, stockholders could be subject to criminal and civil penalties.
Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of the ERISA, including pension or profit sharing plans and entities that hold assets of such plans, or ERISA Plans and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal Revenue Code, including IRAs, Keogh Plans and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as “Benefit Plans”). If stockholders are investing the assets of any Benefit Plan, stockholders should satisfy themselves that:

•	their investment is consistent with the fiduciary obligations under ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	their investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;

•
their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable and other applicable provisions of ERISA and the Internal Revenue Code;

•	their investment will not impair the liquidity of the Benefit Plan;

•	their investment will not produce unrelated business taxable income for the Benefit Plan;

•	they will be able to value the assets of the Benefit Plan annually in accordance with the applicable provisions of ERISA and the Internal Revenue Code; and

•	their investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
Fiduciaries may be held personally liable under ERISA for losses as a result of failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary of the Benefit Plan who authorized or directed the investment may be subject to imposition of excise taxes with respect to the amount invested and an IRA investing in our shares may lose its tax-exempt status.
Governmental plans, church plans and foreign plans that are not subject to ERISA or the prohibited transaction rules of the Internal Revenue Code, may be subject to similar restrictions under other laws. A plan fiduciary making an investment in our shares on behalf of such a plan should satisfy themselves that an investment in our shares satisfies both applicable law and is permitted by the governing plan documents.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
None.
Item 3. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
We are currently offering shares of our common stock pursuant to an effective registration statement at a price of $10.1111 per Class A share and $9.5538 per Class T share in our “best efforts” Primary Offering and a $9.81 Class A share and $9.27 Class T share purchase price for shares issued pursuant to our DRP. There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board of directors will determine when, and if, to apply to have shares of our common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board of directors does not have a stated term for evaluating a listing on a national securities exchange as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders.
In order for members of FINRA and their associated persons to participate in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, unless the rules and regulations governing valuations change, from and after 150 days following the second anniversary of commencement of operations and annually thereafter, our Advisor will establish an estimated value per share of each class of our common stock based on an appraisal of our assets and operations and other factors deemed relevant. Once established, we will provide the estimated value per share in a periodic report and in each annual report thereafter. The estimated value per share of each class of our common stock will be based upon the fair value of our assets less the fair value of our liabilities under market conditions existing at the time of the valuation. We will obtain independent third party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which will include an independent appraisal or valuation. Our Advisor intends to use the estimated value per share of the price paid to acquire a share of each class in our primary offering (ignoring purchase price discounts for certain categories of purchasers) to assist broker-dealers in connection with these obligations under the applicable FINRA rules and to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares of common stock.
Stockholders
As of March 7, 2016, we had two stockholders of record.
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the same class, in lieu of receiving cash distributions, at a price equal to $9.81 per Class A Share and $9.27 per Class T Share until we establish an estimated value per share for each class of share. Once established, shares issued pursuant to our DRP will be priced at 97% of the estimated value per share for each class of our common stock, as determined by our Advisor Entities or other firms chosen for that purpose. We expect to establish an estimated value per share for each class of share from and after 150 days following the second anniversary of breaking escrow in the offering and annually thereafter. No selling commissions, dealer manager fees or distribution fees are paid on shares issued pursuant to our DRP. The amount available for distributions on all Class T shares will be reduced by the amount of distribution fees payable with respect to the Class T shares issued in our Primary Offering. Our board of directors may amend, suspend or terminate our DRP for any reason upon ten-days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP.
As of December 31, 2015, we had not begun issuing shares pursuant to our DRP.
Use of Proceeds from Registered Securities
Our registration statement on Form S-11 (File No. 333-200617), covering our Offering of up to $1,800,000,000 in shares of common stock offered pursuant to our Primary Offering and up to $200,000,000 in shares of common stock offered pursuant to our DRP was declared effective under Securities Act of 1933, as amended, or the Securities Act on February 9, 2015. Our shares of common stock are being offered in any combination of the two classes of shares of our common stock: Class A shares and Class T shares. The offering price for the shares in our Primary Offering is $10.1111 per Class A Share and $9.5538 per Class T Share. Our DRP shares are being offered at $9.81 per Class A Share and $9.27 per Class T Share. We expect to sell the shares registered in our Offering over a two-year period ending February 9, 2017, unless extended by our board of directors. From inception through December 31, 2015, our Advisor Entities incurred organization and offering costs of $3.8 million on our behalf.
On December 23, 2015, we satisfied the minimum offering amount in our Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively, at $9.10 per share.

From the commencement of our Offering through December 31, 2015, we incurred no selling commissions, dealer manager fees or distribution fees and $19,000 in other offering costs in connection with the issuance and distribution of our registered securities and none of these costs were reallowed to third parties.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective February 9, 2015, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability, if the disability is deemed qualifying by our board of directors in their sole discretion and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares pursuant to our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.
As of December 31, 2015, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the period covered by this Form 10-K, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended, or Securities Act.
Item 6. Selected Financial Data
The information below should be read in conjunction with “Forward-Looking Statements” Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

	As of December 31,
	2015	2014
Balance Sheet Data:
Cash	$2,201,007	$201,007

Total assets	2,201,007	201,007
Total liabilities	20,000	—
Total equity	2,181,007	201,007

Year Ended December 31,
2015
Other Data:
Cash flow provided by (used in):
Operating activities	$—
Investing activities	—
Financing activities	2,000,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data” and risk factors included in Part I, Item 1A “Risk Factors” of this report. References to “we,” “us” or “our” refer to NorthStar/RXR New York Metro Real Estate, Inc. and its subsidiary, in all cases acting through its external advisor entities, unless the context specifically requires otherwise.

Introduction
We were formed to acquire a high-quality CRE portfolio concentrated in the New York metropolitan area and, in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. We intend to complement this strategy by originating and acquiring: (i) CRE debt including, subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. We were formed on March 21, 2014 as a Maryland corporation and intend to make an election to qualify as a REIT, under the Internal Revenue Code, commencing with our taxable year ending December 31, 2016.
We are externally managed by our Advisor, a subsidiary of our co-sponsor NSAM. NSAM provides asset management and other services to NorthStar Realty, NorthStar Realty Europe Corp., NSAM’s sponsored retail-focused companies, as well as any future sponsored companies, including funds, joint ventures and partnerships both in the United States and internationally. As of December 31, 2015, NSAM has an aggregate of $38.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and NSAM managed companies. We are sub-advised by our Sub-Advisor, a Delaware limited liability company and a subsidiary of our co-sponsor, RXR. RXR is a leading real estate owner, manager and developer in the New York metropolitan area. As of December 31, 2015, RXR’s operating platform managed 87 commercial real estate properties and investments containing 23.1 million square feet with an aggregate gross asset value of $12.8 billion. In addition, RXR has a residential development pipeline of approximately 3,000 multifamily and for sale units. We, our Advisor and our Sub-Advisor entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to our Sub-Advisor. Our dealer manager for the Offering is an affiliate of our Advisor and a subsidiary of NSAM.
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

•	Commercial Real Estate Debt - Our CRE debt investments may include subordinate loans and participations in such loans and preferred equity interests.

•	Commercial Real Estate Securities - Our CRE securities investments may include CMBS backed by real estate in the New York metropolitan area and may include CDO, notes and other securities.
We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect shareholder capital.
On March 28, 2014, as part of our formation, we issued 16,667 shares of common stock to NorthStar Realty and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A shares. On February 9, 2015, our registration statement on Form S-11 with the SEC was declared effective to offer a minimum of $2,000,000 and a maximum of $2,000,000,000 in shares of common stock in a continuous, public offering, of which up to $1,800,000,000 can be offered pursuant to our Primary Offering at a purchase price of $10.1111 per Class A Share and $9.5538 per Class T Share and up to $200,000,000 pursuant to our DRP at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share. We retained our Dealer Manager to serve as the dealer manager for our Primary Offering. Our Dealer Manager is also responsible for marketing our shares being offered pursuant to our Primary Offering. Our board of directors has the right to reallocate shares between our Primary Offering and our DRP.
On December 23, 2015, we commenced operations by satisfying our minimum offering requirement in our Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively.
Sources of Operating Revenues and Cash Flows
We will generate revenue from rental income and interest income. Rental and escalation income will be generated from our operating real estate for the leasing of space to various tenants. The leases will be for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases. Interest income will be generated from our CRE debt and securities investments. Additionally, we will report our proportionate interest of revenues and expenses from CRE investments which we may own through unconsolidated ventures.

Profitability and Performance Metrics
We will calculate FFO and MFFO, (see “Non-GAAP Financial Measures-Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.
Outlook and Recent Trends
The New York City economy posted a strong fourth quarter, after a slight slowdown in the quarter prior. In October and November, total non-farm employment increased by 46,100 jobs, the largest two-month increase since 1980. In 2015, total employment increased by 105,300 jobs, or 2.5%, 60 basis points above both the United States and New York State growth rate. New York City’s unemployment rate, at 5.0%, recorded its lowest level since the recession. According to New York City’s Office of Management and Budget, private-sector employment rose in excess of two percent for the fifth consecutive year.
At the national level, the Federal Reserve’s decision to raise the federal funds rate for the first time in almost a decade reflected a consensus that the economic foundation driving the current expansion is solid, as well as the belief that the labor market is close to or already at full employment. While some believe that higher interest rates could potentially reduce investor demand in the broader commercial real estate market, we expect real estate prices and returns to remain attractive. We anticipate the United States will continue to be a safe haven for capital flows from around the world, as job growth is expected to be steady, which may drive leasing activity leading to a relatively stable to declining vacancy rate.
We believe the New York metropolitan area will remain one of the strongest markets for CRE investing in the United States. In Manhattan, 2015 was a record-breaking year for investment sales with 589 sales totaling $60.3 billion. The activity in 2015 represented a 50.0% increase in volume year-over-year. While all primary U.S. markets garnered 70% of total international capital invested in commercial real estate in 2015, New York City alone captured over 25% of total international capital. By way of comparison, the next most heavily invested U.S. market is San Francisco/San Jose, with 6.6% of total international capital.
The combination of institutional and foreign investor interest and expanding growth in the media and technology sectors continue to support robust transaction volume and valuations. The recovery of the Manhattan office market has been driven largely by growth in the creative industries-tech, advertising, media and information, or TAMI, and nonbanking financial services, including asset management and private equity. Financial and legal services employment, traditionally the two largest drivers of Class A demand, still remains below pre-recession levels.
Manhattan overall asking rents increased to $74.59 per square foot, or PSF, in the fourth quarter, due to an influx of premium-priced space in Midtown as well as strong rental growth in Midtown South and Downtown. Asking rents were up from year-end 2014 and ended the year above the previous market peak of $72.17 PSF in 2008 according to Newmark Grubb Knight Frank.
The Manhattan office market ended 2015 with 9.6 million square feet leased in the fourth quarter, for a year-end leasing total of 36.2 million square feet, down 13% from 2014. These totals were still the third highest in a decade behind 2011 and 2014, which is mainly due to a dip in transactions greater than 400,000 square feet; three occurred in 2015 compared to seven in 2014. As of January 2016, more than 80 large blocks (100,000+ square feet) of institutional Midtown space are either in the market for lease or will become available in the next several years, compared to 50 of such spaces in 2007. Still, Manhattan experienced positive absorption in 2015 and for the sixth consecutive year, even if at significantly lower levels than in 2014. According to Colliers, Manhattan’s availability rate improved to 9.6% at year end 2015, down from 10.0% one year earlier. Despite a slower rate of annual absorption, availability is at its lowest level since 2008 and well below the Great Recession high of 12.8% in the first quarter of 2009.
In terms of square footage, the size of Manhattan’s office market is larger than the next five U.S. office markets combined. Furthermore, we believe that the three main various submarkets within Manhattan (Midtown, Midtown South and Downtown) are dynamic and may operate independently. In Midtown, there are at least 12 previously built Class A office buildings that already are, or in the next five years will become more than 75% vacant due to relocations west and south. Companies such as Time Warner, Conde Nast, L’Oréal and KKR are relinquishing contiguous blocks of space in prestigious buildings throughout Midtown’s more traditional submarkets and decamping to new product. Large blocks of previously constructed space in Midtown South and Downtown have been backfilled by Midtown tenants. Tenants that have relocated Downtown now typically pay rent in the $40 to $60 PSF range as opposed to $70 to $90 PSF in Midtown. Class A asking rents in Downtown Manhattan have increased 34.8% in the past three years, but remain 27.7% below the Midtown average per Newmark Grubb Knight Frank.
While Midtown may be facing upcoming vacancies, in Midtown South, landlords have already begun to adjust assets in an attempt to attract rapidly expanding TAMI tenants from increasingly narrow confines of Midtown South. TAMI tenants have focused on Midtown South for its many side-core buildings that sometimes present better opportunities for open-seated floor plans versus Midtown’s center-core assets that may be more conducive to large, private offices. However, several high-profile tech and creative tenants migrated north and west in 2015 to take advantage of the larger floor plates as TAMI employment in New York City is up

5.4% over the past year, dramatically surpassing the growth rate of the financial industry. Landlords targeting these tenants are adopting modern amenities aimed to please millennials, the core of the industry’s employment base. Plus, TAMI tenants are favorable as those that endure are likely to expand, with 71% more expansions for these tenants in 2015 than one year prior.
Still, we expect that buildings that are amenity-laden have modern infrastructures and/or hold a certain cache will continue to catch the attention of tenants. Midtown buildings seeking to attract tenants over the next several years will have to be flexible and creative; the buildings will have to adapt to a changing world. Employment space has increased in density as the amount of square feet per employee is dropping for tenants across industries. Certain industries reserve more usable square feet to provide amenities to employees as a means of motivation.
We have observed building owners planning to market large amounts of available space in the coming years begin taking measures to reposition assets, renaming buildings, seeking non-traditional office occupying tenants, offering distinctive amenities, approving lobby renovations and/or infrastructure changes, as well as completely reimagining their structures.
Urban Suburban Markets
RXR has traditionally been a significant player in the New York City suburbs, and we continue to expect to find two main types of attractive investment opportunities in these markets. First, we expect that traditional residential and commercial suburban assets may see increased demand, as the broader economy recovers and employment improves resulting in the growth of small- and medium-sized service businesses inherent to the suburban markets. In addition, we expect that demand may increase as individuals and companies find themselves priced out of core New York City markets (and, potentially, certain outer borough locations), but continue to desire proximity to the many strengths of the metropolitan region. We believe that this trend could create a new “suburban moment” after several years of retrenchment. This dynamic would be created by the very success of New York City in contrast to the last half-century when suburbs largely expanded as a result of urban dysfunction.
Second, we believe that a new type low-density suburban product may prove increasingly desirable to both young people, who seek an urban lifestyle yet appreciate the benefits of the suburbs, and retiring baby boomers, who no longer have the financial and physical wherewithal to maintain large suburban residences and who likely find car-dependent lifestyles more challenging. This product may additionally addresses a challenge facing many suburban communities in a need to grow their tax bases to cover increasing legacy costs with limited land available for development.
New York Metropolitan Area Residential Market
According to Douglas Elliman second quarter 2015 Manhattan Sales and Manhattan, Brooklyn and Queens Rentals reports, Manhattan housing prices pushed higher, reaching a new record with prices rising most significantly for larger apartments. Manhattan median rental prices also continued to steadily increase in response to a strengthening local economy and tight credit conditions. Key market drivers include employment gains, a booming tech sector, tight credit conditions and low inventory and mortgage rates.
The amount of supply and construction at the ultra-luxury end of the residential market may be cause for concern, but there is a continued lack of supply and inventory growth for renters and buyers seeking to access more affordable housing. Studio and one-bedroom apartment rental rates increased in Manhattan, all Brooklyn markets moved higher relative to prior year levels while Queens showed weaker results as overall price indicators moved lower. Sales activity in Manhattan remained below the records set last year, but was higher than the long-term average and are expected to stay above average in coming quarters. With the high costs of Manhattan housing and $36 billion of transportation infrastructure development planned in the next two to three years, we believe there will be a significant increase in demand in the surrounding housing markets including Brooklyn, Long Island and Westchester. Brooklyn, New York’s most populous borough with 2.7 million residents, has seen a migration of renters along transportation corridors, raising rents by 10.2% in 2015. Long Island is faced with an aging supply of multifamily homes with 78% of all inventory constructed prior to 1990. Further, rental residential demand continues to increase as the aging population and millennials, comprising 40 % of the Long Island’s population, search for new housing options. Westchester also suffers from a limited supply of rental apartments, as the percentage of renter-occupied housing units is 38%, among the lowest in the metropolitan area.
After showing resiliency during the economic downturn between 2007 and 2010, the non-traded REIT sector experienced strong growth over recent years, with sales peaking in 2013 with approximately $20 billion of equity being raised for programs in this space, largely influenced by high volume of liquidity events due to favorable capital markets conditions. Non-traded REIT capital raising was down 20% in 2014 (with approximately $16 billion dollars in equity sales) and 2015 sales were down 36% compared to 2014, due to a variety of factors including a reduced number of liquidity events and an expanding regulatory environment. We continue to actively monitor these regulatory changes including the implementation of FINRA 15-02 related to broker-dealer account statements, the U.S. Department of Labor’s proposal on a fiduciary standard for retirement accounts and potential state or federal limitations on the concentration of alternative investment products as a percentage of customer portfolios. Although these developments may negatively impact overall non-traded equity sales, due to generally positive real estate market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
Our Strategy
Our primary business objective is to acquire high-quality commercial real estate, including value-add real estate investment opportunities in the New York metropolitan area and New York City which will allow us to generate consistent current returns, optimize the risk-return dynamic for our stockholders and realize appreciation opportunities in the portfolio. We may also originate and acquire a diversified portfolio of CRE debt and securities, respectively, secured primarily by collateral in the same geographic area. We will focus on investments which emphasize both current income and capital appreciation, seeking to provide a balanced portfolio that leverages our Advisor Entities’ local expertise and maximizes our ability to pursue a range of opportunities throughout the real estate capital structure. We intend to prudently leverage our real estate assets and other CRE investments in order to diversify our capital and enhance returns. We also believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect shareholder capital.
We expect to use the net proceeds from our continuous, public offering of a maximum of $2.0 billion in shares of common stock, in any combination of Class A Shares and Class T Shares, and proceeds from other financing sources to carry out our primary business objectives of acquiring, originating and managing our investment portfolio.
Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of our operating partnership, which is majority-owned and controlled by us. We will consolidate variable interest entities, or VIEs, if any, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. There were no intercompany balances as of December 31, 2015 and 2014.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. We will base the qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. We will reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. We will determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to our business activities and the other interests. We will reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
We will evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. We will analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We will not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or through a simple majority vote.
We will perform on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. We will expense certain acquisition costs and fees associated with consolidated investments deemed to be business combinations and will capitalize these costs for investments deemed to be acquisitions of an asset, including an equity method investment.
We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We may account for an investment that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if we determine the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
Operating Real Estate
We will follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles, such as in-place leases and above/below market leases. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. Ordinary repairs and maintenance will be expensed as incurred. Operating real estate will be carried at historical cost less accumulated depreciation. Operating real estate will be depreciated using the straight-line method over the estimated useful life of the assets. Construction costs incurred in connection with our investments will be capitalized and included in operating real estate, net on our consolidated balance sheets. Construction in progress will not be depreciated until the development is substantially completed. Costs directly related to an acquisition deemed to be a business combination will be expensed and included in transaction costs in our consolidated statements of operations. We will evaluate whether a real estate acquisition constitutes a business and whether business combination accounting is appropriate.
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where we do not intend to hold the loan for the foreseeable future or until its expected payoff will be classified as held for sale and recorded at the lower of cost or estimated value.
Real Estate Securities
We will classify our CRE securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statement of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations.
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate will be derived from leasing of space to various types of tenants. The leases will be for fixed terms of varying length and will generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases will be included in receivables on our consolidated balance sheets. Escalation income represents revenue from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes that may be paid by us on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred. The value allocated to the above or below-market leases will be amortized over the remaining lease term as a net adjustment to rental income.
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
Real Estate Debt Investments
Loans will be considered impaired when, based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management will be required in this analysis. We will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.
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

Investments in Unconsolidated Ventures
We will review our investments in unconsolidated ventures for which we do not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, we will consider U.S. macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in our consolidated statements of operations.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected will be evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses will be recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment will be recognized as a component of accumulated OCI in our consolidated statement of equity. The portion of OTTI recognized through earnings will be accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality will be considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by accounting principles generally accepted in the United States, or U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for us will be January 1, 2018. We are in the process of evaluating the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We will adopt the new standard on January 1, 2016 and it is not expected to have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset. Amortization of the costs would continue to be reported as interest expense. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. In the fourth quarter 2015 we adopted this guidance and it did not have a material impact on our consolidated financial position, results of operations and financial statement disclosures.
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. In the third quarter 2015 we adopted this guidance and it did not have an impact on our consolidated financial position, results of operations and financial statement disclosures.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
On December 23, 2015, we commenced operations. From the commencement of operations through December 31, 2015, we incurred a net loss of $1,000.
Expenses
General and Administrative
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. An increase of $1,000 in general and administrative expenses was attributable to organization costs reimbursed to our Advisor Entities.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We may access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2015, we did not make any investments and our total assets consist of $2.2 million of cash.
If we are unable to raise substantially more funds in our Offering than the minimum offering requirement, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We currently have no outstanding borrowings and no commitments from any lender to provide us with financing. Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments, is 75% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, excluding indirect leverage held through our unconsolidated joint venture investments, although it may exceed this level during our organization and offering stage.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor Entities and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions, dealer manager fees and distribution fees and payments to our Dealer Manager and our Advisor Entities, or their affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor Entities, or their affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Offering. During our acquisition and development stage, we expect to make payments to our Advisor Entities, or their affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor Entities in providing services to us. We entered into advisory and sub-advisory agreements with our Advisor Entities, which have a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor Entities and our board of directors, including a majority of our independent directors.
We intend to elect to be taxed as a REIT and to operate as a REIT commencing with our taxable year ending December 31, 2016. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least

90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare daily distributions and pay distributions on a monthly basis. We have not established a minimum distribution level.
Cash Flows
The following presents our consolidated statement of cash flows for the year ended December 31, 2015:

Year Ended December 31,
2015
Cash flow provided by (used in):
Financing activities	$2,000,000
Year Ended December 31, 2015
Net cash provided by financing activities was $2,000,000 resulting from NorthStar Realty’s and RXR’s purchase of $1,500,000 and $500,000 in Class A Shares of common stock, respectively, to satisfy our minimum offering requirement in our Primary Offering.
Contractual Obligations and Commitments
As of December 31, 2015, we had no significant future contractual obligations and commitments due.
Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet arrangements.
Related Party Arrangements
Advisor Entities
Subject to certain restrictions and limitations, our Advisor Entities are responsible for managing our affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on our behalf. Our Advisor Entities may delegate certain of their obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. For such services, to the extent permitted by law and regulations, our Advisor Entities receive fees and reimbursements from us, of which our Sub-Advisor generally receives 50% of all fees and up to 25% of all reimbursements.
We pay our Sub-Advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property.
Fees to Advisor Entities
Asset Management Fee
Our Advisor Entities, or their affiliates, receive a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).
Acquisition Fee
Our Advisor Entities, or their affiliates, also receive an acquisition fee equal to 2.25% of each real estate property acquired by us, including acquisition costs and any financing attributable to an equity investment (or our proportionate share thereof in the case of an equity investment made through a joint venture) and 1.0% of the amount funded or allocated by us to acquire or originate CRE debt investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee incurred related to an equity investment is generally expensed as incurred. An acquisition fee paid to our Advisor Entities related to the acquisition of an equity or CRE debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on our consolidated balance sheets. An acquisition fee paid to our Advisor Entities related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor Entities, or their affiliates, receive a disposition fee equal to 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each CRE debt investment sold or syndicated. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
For the year ended December 31, 2015, we did not incur any fees to our Advisor Entities.
Reimbursements to Advisor Entities
Operating Costs
Our Advisor Entities, or their affiliates, are entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor Entities in connection with administrative services provided to us. Our Advisor Entities allocate, in good faith, indirect costs to us related to our Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor Entities. The indirect costs include our allocable share of our Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to our affairs. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of our Advisor) and other personnel involved in activities for which our Advisor Entities receive an acquisition fee or a disposition fee. Our Advisor Entities allocate these costs to us relative to their and their affiliates’ other managed companies in good faith and have reviewed the allocation with our board of directors, including our independent directors. Our Advisor Entities will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor Entities for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period. From inception through December 31, 2015, our Advisor Entities incurred $6.1 million of operating costs on our behalf. Operating costs incurred by our Advisor Entities are not recorded in our consolidated statement of operations because there is no allocation of operating costs until we have net income or invested assets.
Organization and Offering Costs
Our Advisor Entities, or their affiliates, are entitled to receive reimbursement for organization and offering costs paid on our behalf in connection with our Offering. We are obligated to reimburse our Advisor Entities, or their affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs do not exceed 15% of gross proceeds from our Offering. Our Advisor Entities do not expect reimbursable organization and offering costs, excluding selling commissions, dealer manager fees and distribution fees, to exceed $18.0 million, or approximately 1.0% of the total proceeds available to be raised from our Offering. We will not reimburse our Advisor Entities for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us. We record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs were recorded in general and administrative expenses in our consolidated statements of operations and offering costs were recorded as a reduction to equity. From inception through December 31, 2015 and for the year then ended, our Advisor Entities incurred organization and offering costs of $3.8 million and $1.3 million, respectively, on our behalf of which $20,000 was allocated and recorded in due to related party on our consolidated balance sheet. For the year ended December 31, 2015, the ratio of offering costs to total capital raised was approximately 1.0%.
Dealer Manager
Selling Commissions, Dealer Manager Fees and Distribution Fees
Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from the sale of Class A Shares and up to 2.0% of the gross proceeds from the sale of Class T Shares issued in our Primary Offering, all of which are reallowed to participating broker-dealers. We pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A Shares and up to 2.75% of the gross proceeds from the sale of Class T Shares issued in our Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager.
In addition, we pay our Dealer Manager a distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T Shares issued in our Primary Offering, all of which are reallowed to participating broker-dealers. Our Dealer Manager will cease receiving distribution fees with respect to each Class T Share upon the earliest of the following to occur: (i) a listing of our shares of common stock on a national securities exchange; (ii) such Class T Share is no longer being outstanding; (iii) our Dealer Manager’s determination that total underwriting compensation, with respect to all Class A Shares and Class T Shares would be in excess of 10% of the gross proceeds of our Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to Class T Shares held by a stockholder within his or her particular account would be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T Shares held in such account.
No selling commissions or dealer manager fees are paid for sales pursuant to our DRP or our distribution support agreement.
As of December 31, 2015, no selling commissions, dealer manager or distribution fees were paid pursuant to our dealer manager agreement.
Distribution Support Agreement
Pursuant to a distribution support agreement, NorthStar Realty and RXR agreed to purchase 75% and 25%, respectively, of up to $10.0 million in Class A Shares of our common stock at a price of $9.10 per share (reduced by $1.5 million and $0.5 million Class A Shares of common stock purchased by NorthStar Realty and RXR, respectively, to satisfy our minimum offering requirement on December 23, 2015) during the two year period following commencement of our Offering, in certain circumstances in order to provide additional funds to support distributions to stockholders, if necessary.
NorthStar Realty and RXR
In December 2013, NorthStar Realty entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR is structured so that NSAM may be entitled to certain fees in connection with RXR’s investment management business.
Inflation
Some of our assets and liabilities may be exposed to inflation risk. We expect that substantially all of our leases will allow for annual rent increases based on the relevant consumer price index or other lease provisions and will include operating expense reimbursements. Such leases generally minimize the risks of inflation on our office, mixed-use and multifamily properties. Interest rates and other factors may influence our performance. A change in interest rates may correlate with the inflation rate.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We will be primarily subject to interest rate risk and credit risk. These risks will be dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions will be held for investment and not for trading purposes.
As of December 31, 2015, our only asset was cash, which was held in a non-interest bearing account, so any change in interest rates would have no impact on our earnings.

Item 8.    Financial Statements and Supplementary Data
The consolidated financial statements of NorthStar/RXR New York Metro Real Estate, Inc. and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm’s report thereon are included in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NorthStar/RXR New York Metro Real Estate, Inc.
We have audited the accompanying consolidated balance sheets of NorthStar/RXR New York Metro Real Estate, Inc. (a Maryland corporation) and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar/RXR New York Metro Real Estate, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
New York, New York
March 8, 2016

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets
Cash	$2,201,007	$201,007
Total assets	$2,201,007	$201,007

Liabilities
Due to related party	$20,000	$—
Total liabilities	$20,000	$—

Equity
NorthStar/RXR New York Metro Real Estate, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of December 31, 2015 and no shares authorized as of December 31, 2014, no shares issued and outstanding as of December 31, 2015 and 2014	$—	$—
Class A common stock, $0.01 par value, 120,000,000 shares authorized as of December 31, 2015 and 200,000 shares authorized as of December 31, 2014, 242,003 and 22,223 shares issued and outstanding as of December 31, 2015 and 2014, respectively	2,420	222
Class T common stock, $0.01 par value, 280,000,000 shares authorized as of December 31, 2015 and no shares authorized as of December 31, 2014, no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Additional paid-in capital	2,178,587	199,785
Retained earnings (accumulated deficit)	(999)	—
Total NorthStar/RXR New York Metro Real Estate, Inc. stockholders’ equity	2,180,008	200,007
Non-controlling interest	999	1,000
Total equity	2,181,007	201,007
Total liabilities and equity	$2,201,007	$201,007

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2015
Expenses
General and administrative expenses (refer to Note 3)	$1,000
Total expenses	1,000

Net income (loss)	(1,000)
Net (income) loss attributable to non-controlling interest	1
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(999)

Class A common stock
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(999)
Net income (loss) per share, basic/diluted	$(0.04)
Weighted average number of shares outstanding, basic/diluted	27,642

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31, 2015
Net income (loss)	$(1,000)
Comprehensive income (loss)	(1,000)
Comprehensive (income) loss attributable to non-controlling interest	1
Comprehensive income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc.	$(999)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2014	22,223	$222	$199,785	$—	$200,007	$1,000	$201,007
Net proceeds from issuance of common stock	219,780	2,198	1,978,802	—	1,981,000	—	1,981,000
Net income (loss)	—	—	—	(999)	(999)	(1)	(1,000)
Balance as of December 31, 2015	242,003	$2,420	$2,178,587	$(999)	$2,180,008	$999	$2,181,007

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2015
Cash flows from operating activities:
Net income (loss)	$(1,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Due to related party	1,000
Net cash provided by (used in) operating activities	—

Cash flows from financing activities:
Net proceeds from issuance of common stock, related party	2,000,000
Net cash provided by (used in) financing activities	2,000,000

Net increase (decrease) in cash	2,000,000
Cash - beginning of period	201,007
Cash - end of period	$2,201,007

Supplemental disclosure of non-cash financing activities:
Accrued cost of capital (refer to Note 3)	$19,000

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar/RXR New York Metro Real Estate, Inc. (the “Company”) was formed to acquire a high-quality commercial real estate (“CRE”) portfolio concentrated in the New York metropolitan area and, in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. The Company intends to complement this strategy by originating and acquiring: (i) CRE debt including, subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. The Company was formed on March 21, 2014 as a Maryland corporation and intends to make an election to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ending December 31, 2016.
The Company is externally managed by NSAM J-NS/RXR Ltd (the “Advisor”), a subsidiary of the Company’s co-sponsor NorthStar Asset Management Group Inc. (NYSE: NSAM). NSAM provides asset management and other services to NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”), NorthStar Realty Europe Corp. (NYSE: NRE), NSAM’s sponsored retail-focused companies, as well as any future sponsored companies, including funds, joint ventures and partnerships both in the United States and internationally. The Company is sub-advised by RXR NTR Sub-Advisor LLC (the “Sub-Advisor”), a Delaware limited liability company and a subsidiary of the Company’s co-sponsor, RXR Realty LLC (“RXR”). RXR is a leading real estate owner, manager and developer in the New York metropolitan area. The Advisor and Sub-Advisor are collectively referred to as the Advisor Entities. The Company, the Advisor and the Sub-Advisor entered into a sub-advisory agreement delegating certain investment responsibilities of the Advisor to the Sub-Advisor. NSAM and RXR are collectively referred to as the Co-Sponsors. The Company’s dealer manager for the offering, NorthStar Securities, LLC (the “Dealer Manager”) is an affiliate of the Advisor and a subsidiary of NSAM.
Substantially all business of the Company will be conducted through NorthStar/RXR Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. NorthStar/RXR NTR OP Holdings LLC (the “Special Unit Holder”) (a joint venture between the Co-Sponsors) has invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which is recorded as its non-controlling interest on the consolidated balance sheets. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from the continuous, public offering to the Operating Partnership as a capital contribution.
The Company’s charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and up to 50,000,000 shares of preferred stock with a par value of $0.01 per share. Of the total shares of common stock authorized 120,000,000 are classified as Class A shares (“Class A Shares”) and 280,000,000 are classified as Class T shares (“Class T Shares”). The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase or decrease the aggregate number of shares of capital stock or the number of shares of any class or series that the Company has authority to issue or to classify and reclassify any unissued shares of common stock into one or more classes or series.
On March 28, 2014, as part of its formation, the Company issued 16,667 shares of common stock to NorthStar Realty and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A shares. On February 9, 2015, the Company’s registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) was declared effective to offer a minimum of $2,000,000 and a maximum of $2,000,000,000 in shares of common stock in a continuous, public offering, of which up to $1,800,000,000 can be offered pursuant to its primary offering (the “Primary Offering”) at a purchase price of $10.1111 per Class A Share and $9.5538 per Class T Share and up to $200,000,000 pursuant to its distribution reinvestment plan (the “DRP”) at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share. The Primary Offering and the DRP are herein collectively referred to as the Offering. The Company retained the Dealer Manager to serve as the dealer manager for the Primary Offering. The Dealer Manager is also responsible for marketing the shares being offered pursuant to the Primary Offering. The board of directors of the Company has the right to reallocate shares between the Primary Offering and the DRP.
On December 23, 2015, the Company commenced operations by satisfying the minimum offering requirement in the Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively. As of December 31, 2015, neither the Company nor the Operating Partnership had acquired or committed to make any investments.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company did not have operations for the years ended December 31, 2014 and 2013, and therefore, does not present consolidated statements of operations, consolidated statements of comprehensive income (loss) or consolidated statements of cash flows for the respective periods.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Operating Partnership, which is majority-owned and controlled by the Company. The Company will consolidate variable interest entities (“VIEs”), if any, where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. There were no intercompany balances as of December 31, 2015 and 2014.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company will base its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company will reassess its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company will determine whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company will reassess its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
The Company will evaluate its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company will analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company will not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or through a simple majority vote.
The Company will perform on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. The Company will expense certain acquisition costs and fees associated with consolidated investments deemed to be business combinations and will capitalize these costs for investments deemed to be acquisitions of an asset, including an equity method investment.
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company may account for an investment that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and comprehensive income (loss) attributable to controlling and non-controlling interest. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statement following the consolidated statement of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (loss) (“OCI”).
Cash
Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions.
Operating Real Estate
The Company will follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles, such as in-place leases and above/below market leases. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. Ordinary repairs and maintenance will be expensed as incurred. Operating real estate will be carried at historical cost less accumulated depreciation. Operating real estate will be depreciated using the straight-line method over the estimated useful life of the assets. Construction costs incurred in connection with the Company’s investments will be capitalized and included in operating real estate, net on the consolidated balance sheets. Construction in progress will not be depreciated until the development is substantially completed. Costs directly related to an acquisition deemed to be a business combination will be expensed and included in transaction costs in the consolidated statements of operations. The Company will evaluate whether a real estate acquisition constitutes a business and whether business combination accounting is appropriate.
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where the Company does not

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

intend to hold the loan for the foreseeable future or until its expected payoff will be classified as held for sale and recorded at the lower of cost or estimated value.
Real Estate Securities
The Company will classify its CRE securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be recorded as a component of accumulated OCI in the consolidated statement of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate will be derived from leasing of space to various types of tenants. The leases will be for fixed terms of varying length and will generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases will be included in receivables on the consolidated balance sheets. Escalation income represents revenue from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes that may be paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred. The value allocated to the above or below-market leases will be amortized over the remaining lease term as a net adjustment to rental income.
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
Real Estate Debt Investments
Loans will be considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company will be required in this analysis. The Company will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by the Company to absorb probable losses.
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
Investments in Unconsolidated Ventures
The Company will review its investments in unconsolidated ventures for which the Company does not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company will consider U.S. macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in the consolidated statements of operations.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected will be evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses will be recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment will be recognized as a component of accumulated OCI in the consolidated statement of equity. The portion of OTTI recognized through earnings will be accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality will be considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
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
U.S. GAAP requires disclosure of fair value about all financial instruments. As of December 31, 2015 and 2014, the Company’s only financial instrument was cash and its fair value was estimated to approximate its carrying amount.
Organization and Offering Costs
The Advisor Entities, or their affiliates, are entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor Entities, or their affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs do not exceed 15% of gross proceeds from the Offering. The Advisor Entities do not expect reimbursable organization and offering costs, excluding selling commissions, dealer manager fees and distribution fees, to exceed $18.0 million, or approximately 1.0% of the total proceeds available to be raised from the Offering. The Company records organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.
Equity-Based Compensation
The Company adopted a long-term incentive plan (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. All stock issued under the Plan will consist of Class A common stock unless the board of directors of the Company determines otherwise. The Company currently intends to issue awards only to its independent directors under the Plan. The Company will account for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, will be amortized to compensation expense over the award’s vesting period on a straight-line basis. Equity-based compensation will be recorded in general and administrative expenses in the consolidated statements of operations.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year.  The effective

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date of the new revenue standard for the Company will be January 1, 2018. The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial position, results of operations and financial statement disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted.  The Company will adopt the new standard on January 1, 2016 and it is not expected to have a material impact on its consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset. Amortization of the costs would continue to be reported as interest expense. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. In the fourth quarter 2015, the Company adopted this guidance and it did not have a material impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. In the fourth quarter 2015 the Company adopted this guidance and it did not have an impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.  The Company is evaluating the impact that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Related Party Arrangements
Advisor Entities
Subject to certain restrictions and limitations, the Advisor Entities are responsible for managing the Company’s affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on behalf of the Company. The Advisor Entities may delegate certain of their obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. For such services, to the extent permitted by law and regulations, the Advisor Entities receive fees and reimbursements from the Company, of which the Sub-Advisor generally receives 50% of all fees and up to 25% of all reimbursements.
The Company pays the Sub-Advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property.
Fees to Advisor Entities
Asset Management Fee
The Advisor Entities, or their affiliates, receive a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).
Acquisition Fee
The Advisor Entities, or their affiliates, also receive an acquisition fee equal to 2.25% of each real estate property acquired by the Company, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the case of an equity investment made through a joint venture) and 1.0% of the amount funded or allocated by the Company to acquire or originate CRE debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee incurred related to an equity investment is generally expensed as incurred. An acquisition fee paid to the Advisor Entities related to the acquisition of an equity or CRE debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor Entities related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor Entities, or their affiliates, receive a disposition fee equal to 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each CRE debt investment sold or syndicated. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
For the year ended December 31, 2015, the Company did not incur any fees to the Advisor Entities.
Reimbursements to Advisor Entities
Operating Costs
The Advisor Entities, or their affiliates, are entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor Entities in connection with administrative services provided to the Company. The Advisor Entities allocate, in good faith, indirect costs to the Company related to the Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor Entities. The indirect costs include the Company’s allocable share of the Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor Entities receive an acquisition fee or a disposition fee. The Advisor Entities allocate these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor Entities will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor Entities for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company will calculate the expense reimbursement quarterly based upon the trailing twelve-month period. From inception through December 31, 2015, the Advisor Entities incurred $6.1 million of operating costs on behalf of the Company. Operating costs incurred by the Advisor Entities are not recorded in the consolidated statement of operations because there is no allocation of operating costs until the Company has net income or invested assets.
Organization and Offering Costs
The Advisor Entities, or their affiliates, are entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor Entities, or their affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fees and other organization and offering costs do not exceed 15% of gross proceeds from the Offering. The Advisor Entities do not expect reimbursable organization and offering costs, excluding selling commissions, dealer manager fees, and distribution fees, to exceed $18.0 million, or approximately 1.0% of the total proceeds available to be raised from the Offering. The Company will not reimburse the Advisor Entities for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company. The Company records organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs were recorded in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity. From inception through December 31, 2015 and for the year then ended, the Advisor Entities incurred organization and offering costs of $3.8 million and $1.3 million, respectively, on behalf of the Company of which $20,000 was allocated and recorded in due to related party on the consolidated balance sheet.
Dealer Manager
Selling Commissions, Dealer Manager Fees and Distribution Fees
Pursuant to a dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the sale of Class A Shares and up to 2.0% of the gross proceeds from the sale of Class T Shares issued in the Primary Offering, all of which are reallowed to participating broker-dealers. The Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A Shares and up to 2.75% of the gross proceeds from the sale of Class T Shares issued in the Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager.
In addition, the Company pays the Dealer Manager a distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T Shares issued in the Primary Offering, all of which are reallowed to participating broker-dealers. The Dealer Manager will cease receiving distribution fees with respect to each Class T Share upon the earliest of the following to occur: (i) a listing of the Company’s shares of common stock on a national securities exchange; (ii) such Class T Share is no longer being outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation, with respect to all Class A Shares and Class T Shares would be in excess of 10% of the gross proceeds of the Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to Class T Shares held by a stockholder within his or her particular account would be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T Shares held in such account.
No selling commissions or dealer manager fees are paid for sales pursuant to the DRP or the Company’s distribution support agreement.
As of December 31, 2015, no selling commissions, dealer manager or distribution fees were paid pursuant to the dealer manager agreement.
Distribution Support Agreement
Pursuant to a distribution support agreement, NorthStar Realty and RXR agreed to purchase 75% and 25%, respectively, of up to $10.0 million in Class A Shares of the Company’s common stock at a price of $9.10 per share (reduced by $1.5 million and $0.5 million Class A Shares of common stock purchased by NorthStar Realty and RXR, respectively, to satisfy the minimum offering requirement on December 23, 2015) during the two year period following commencement of the Offering, in certain circumstances in order to provide additional funds to support distributions to stockholders, if necessary.
NorthStar Realty and RXR
In December 2013, NorthStar Realty entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR is structured so that NSAM may be entitled to certain fees in connection with RXR’s investment management business.

4.	Equity-Based Compensation
The Company adopted the Plan, which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, each of the Company’s three independent directors will be granted 5,000 Class A Shares of restricted common stock upon the Company making its first investment, as may be resolved by the board of directors of the Company. The restricted common stock granted will vest quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company. The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, are amortized to compensation expense over the award’s vesting period on a straight-line basis.

5.	Stockholders’ Equity
Common Stock
As of December 31, 2014, the Company had 22,223 shares outstanding, all of which were renamed Class A Shares in November 2015. On December 23, 2015, in connection with the Company satisfying the minimum offering requirement, NorthStar Realty and RXR purchased an additional 219,780 Class A Shares of common stock for an aggregate purchase price of $2.0 million pursuant to the Distribution Support Agreement. From inception through December 31, 2015, the Company issued no Class T Shares and 219,780 Class A Shares of common stock generating gross proceeds of $2.0 million pursuant to the Primary Offering.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the same class, in lieu of receiving cash distributions, at a price equal to $9.81 per Class A Share and $9.27 per Class T Share until the Company establishes an estimated value per share for each class of share. Once established, shares issued pursuant to the DRP will be priced at 97% of the estimated value per share for each class of the common stock, as determined by the Advisor Entities or other firms chosen for that purpose. Pursuant to amended FINRA Rule 2310 which is expected to be effective in 2016, the Company expects to establish an estimated value per share for each class of share from and after 150 days following the second anniversary of breaking escrow in the offering and annually thereafter. No selling commissions, dealer manager fees or distribution fees are paid on shares issued pursuant to the DRP. The amount available for distributions on all Class T shares will be reduced by the amount of distribution fees payable with respect to the Class T shares issued in the Primary Offering. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
As of December 31, 2015, the Company had not begun issuing shares pursuant to the DRP.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares pursuant to the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements.

6.	Non-controlling Interest
Operating Partnership
A non-controlling interest includes the special limited partnership interest in the Operating Partnership held by the Special Unit Holder is recorded as its non-controlling interest on the consolidated balance sheets as of December 31, 2015 and December 31, 2014. Income (loss) attributable to the non-controlling interest is based on the Special Unit Holder’s share of the Operating Partnership’s income (loss) and was an immaterial amount for the year ended December 31, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management established and maintains disclosure controls and procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, our management conducted an evaluation, as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.
Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting, and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for new public companies.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
General
Our board of directors presently consists of five members: Messrs. Daniel R. Gilbert, Scott H. Rechler, Lawrence J. Waldman and Winston W. Wilson and Ms. Dianne Hurley. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. Our executive officers are appointed annually by our board of directors and serve at the discretion of our board of directors. Set forth below are each director’s name and age as of the date of this Annual Report on Form 10-K and his or her principal occupation, business history and public company directorships held during the past five years. Each of our directors currently serves on our board of directors and was initially appointed to our board of directors on January 29, 2015, with the exception of Mr. Gilbert who has served as one of our directors since August 2015.
Current Directors and Executive Officers

Name	Age	Position
Daniel R. Gilbert	46	Co-Chairman of the Board of Directors, Chief Executive Officer and President
Scott H. Rechler	48	Co-Chairman of the Board of Directors
Frank V. Saracino	49	Chief Financial Officer and Treasurer
Ronald J. Lieberman	46	Executive Vice President, General Counsel and Secretary
Brett S. Klein	37	Chief Operating Officer
Dianne Hurley	53	Independent Director
Lawrence J. Waldman	69	Independent Director
Winston W. Wilson	48	Independent Director
Daniel R. Gilbert. Mr. Gilbert has been Co-Chairman of our board of directors since August 2015. He has been our Chief Executive Officer and President since March 2014 and is a member of our Advisor’s investment committee. He has also served as Chief Investment and Operating Officer of NorthStar Asset Management Group, Ltd, a wholly owned subsidiary of NSAM and parent company of our Advisor, since June 2014, and of NorthStar Realty since January 2013. Mr. Gilbert also serves as the Chairman, Chief Executive Officer and President of NorthStar Income since August 2015, January 2013 and March 2011, respectively (having previously served as NorthStar Income’s Chief Investment Officer from its inception in January 2009 through January 2013), as well as the Executive Chairman of NorthStar Healthcare since January 2014 (having previously served as NorthStar Healthcare’s Chief Executive Officer and President from August 2012 to January 2014, and as Chief Investment Officer from NorthStar Healthcare’s inception in October 2010 through February 2012). He also has served as NorthStar Income II’s Chairman since August 2015 and as its Chief Executive Officer and President since December 2012. Mr. Gilbert served as Co-President of NorthStar Realty from April 2011 until January 2013 and in various other senior management positions since its initial public offering in October 2004. Mr. Gilbert served as an Executive Vice President and Managing Director of Mezzanine Lending of NorthStar Capital Investment Corp., or NorthStar Capital, NorthStar Realty’s predecessor. Prior to that role, Mr. Gilbert was with Merrill Lynch & Co. in its Global Principal Investments and Commercial Real Estate Department and prior to joining Merrill Lynch, held accounting and legal-related positions at Prudential Securities Incorporated. Mr. Gilbert holds a Bachelor of Arts degree from Union College in Schenectady, New York.
We believe that Mr. Gilbert’s extensive experience in the real estate investment and finance industries, as well as his service as our Chief Executive Officer and President supports his appointment to our board of directors.
Scott H. Rechler. Mr. Rechler is Co-Chairman of our board of directors and Chief Executive Officer of our Sub-Advisor. Mr. Rechler also serves as Chairman of the advisory board and Chief Executive Officer of RXR, a position he has held since its founding in 2007. From 1989 until January 2007, Mr. Rechler held a variety of positions at Reckson, including serving as its President from 1997 until 2001 and from 2003 until 2006, Chief Operating Officer from 1995 until 1999, as Co-Chief Executive Officer from 1999 until 2003 and as Chief Executive Officer from 2003 until 2007. In addition, Mr. Rechler was a member of Reckson’s Board of Directors from 1995 until 2007 as well as its Chairman from 2004 until 2007. Mr. Rechler is the Chairman and CEO of RNY (ASX: RNY), a public real estate company listed on the Australian Securities Exchange. Additionally, Mr. Rechler is a co-founder and former member of the Board of Directors of American Campus Communities, Inc. (NYSE: ACC), one of the nation’s largest developers, owners and managers of high-quality student housing communities. Mr. Rechler is also a member of the Board of Directors of the Real Estate Board of New York. In June 2011, Mr. Rechler was appointed by New York

Governor Andrew Cuomo to the Board of Commissioners of the Port Authority of New York and New Jersey where he serves as the Vice Chair. Mr. Rechler is actively involved with the Real Estate Roundtable, for which he is a member of the Board of Directors and Co-Chair of its Political Action Committee. Mr. Rechler is a graduate of Clark University. He earned a Master of Finance degree from New York University in New York, New York.
We believe that Mr. Rechler’s extensive experience in the real estate investment industry, as well as his service as the Chief Executive Officer of our Sub-Advisor and as the Chairman of the advisory board and Chief Executive Officer of RXR supports his appointment to our board of directors.
Frank V. Saracino. Mr. Saracino has been our Chief Financial Officer and Treasurer since August 2015. In addition, Mr. Saracino has served as Chief Financial Officer and Treasurer of each of NorthStar Income, NorthStar Healthcare and NorthStar Income II since August 2015. Prior to joining us, Mr. Saracino was with Prospect Capital Corporation, or Prospect, from July 2012 to December 2014. In addition, during his tenure at Prospect, Mr. Saracino served as Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of each of Priority Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc. and their respective investment advisers and served as a Managing Director of Prospect Administration, LLC. Prior to joining Prospect, Mr. Saracino was a Managing Director at Macquarie Group and Head of Finance from August 2008 to June 2012 for its Americas non-trading businesses. From 2004 to 2008, he served first as Controller and then as Chief Accounting Officer of eSpeed, Inc. (now BGC Partners, Inc.), a publicly-traded subsidiary of Cantor Fitzgerald. Prior to that, Mr. Saracino worked as an investment banker at Deutsche Bank advising clients in the telecom industry. Mr. Saracino started his career in public accounting at Coopers & Lybrand (now PricewaterhouseCoopers) where he earned a CPA and subsequently worked in internal auditing for The Dun & Bradstreet Corporation. He holds a Bachelor of Science degree from Syracuse University in Syracuse, New York.
Ronald J. Lieberman. Mr. Lieberman has been our Executive Vice President, General Counsel and Secretary since March 2014. Mr. Lieberman served as Executive Vice President, General Counsel and Secretary of NSAM since June 2014. He also has served as NorthStar Realty’s Executive Vice President, General Counsel and Secretary since April 2012, April 2011 and January 2013, respectively, having previously served as Assistant Secretary from April 2011 until January 2013. Until August 2015, Mr. Lieberman served as General Counsel and Secretary of NorthStar Income II and NorthStar Income from December 2012 and October 2011, respectively, and as an Executive Vice President of NorthStar Income II and NorthStar Income from March 2013 and January 2013, respectively. Mr. Lieberman also has served as NorthStar Healthcare’s General Counsel and Secretary since April 2011, and as an Executive Vice President since January 2013. Mr. Lieberman also has served as Executive Vice President, General Counsel and Secretary of our company since March 2014. Prior to joining NorthStar Realty, Mr. Lieberman was a partner in the Real Estate Capital Markets practice at the law firm of Hunton & Williams LLP. Mr. Lieberman practiced at Hunton & Williams from September 2000 until March 2011 where he advised numerous REITs, including mortgage REITs and specialized in capital markets transactions, mergers and acquisitions, securities law compliance, corporate governance and other board advisory matters. Prior to joining Hunton & Williams, Mr. Lieberman was the associate general counsel at Entrade, Inc., during which time Entrade was a public company listed on the NYSE. Mr. Lieberman began his legal career at Skadden, Arps, Slate, Meagher and Flom LLP. Mr. Lieberman holds a Bachelor of Arts, Master of Business Administration and Juris Doctor, each from the University of Michigan in Ann Arbor, Michigan.
Brett S. Klein. Mr. Klein has been our Chief Operating Officer since June 2014. Mr. Klein currently serves as a Managing Director at NSAM, a position he has held since June 2014, and heads its Alternative Products Group. Mr. Klein’s responsibilities include oversight of the operational elements of NSAM’s non-traded REITs and alternative retail products as well as coordination of sponsor-related activities of NSAM’s broker-dealer, NorthStar Securities. Mr. Klein continues to be involved with the investment and portfolio management and servicing businesses and works closely with the accounting and legal departments in connection with the operation of the Managed Companies. Mr. Klein previously served as a Managing Director at NorthStar Realty and Head of its Structured and Alternative Products Group between January 2011 and June 2014. In addition, from 2004 to 2011, Mr. Klein held similar roles at NorthStar Realty and was responsible for capital markets execution of NorthStar Realty and its non-traded REIT business, including credit facility sourcing/structuring and securitization as well as investments and portfolio management. Mr. Klein joined NorthStar Realty in October 2004, prior to its initial public offering. From August 2004 to October 2004, Mr. Klein was an analyst at NorthStar Capital Investment Corp., a predecessor company of NorthStar Realty. From 2000 to 2004, Mr. Klein worked in the CMBS group at Fitch Ratings, Inc., as Associate Director, where he focused on commercial real estate related securitization transactions. Mr. Klein holds a Bachelor of Science in Finance, Investment and Banking in addition to Risk Management and Insurance from the University of Wisconsin in Madison, Wisconsin.

Independent Directors
Dianne Hurley has served as one of our independent directors and a member of our audit committee since February 2015. Ms. Hurley has served as an independent director and audit committee chair of Griffin-American Healthcare REIT IV, Inc. since February 2016. Previously, Ms. Hurley served from November 2011 to January 2015 as Managing Director of SG Partners, an executive search firm, where her responsibilities included business development and execution of private equity, hedge fund and real estate recruiting efforts. From September 2009 to November 2011, Ms. Hurley served as the Chief Operating Officer, Global Distribution, of Credit Suisse Asset Management, where she was responsible for overall management of the sales business, strategic initiatives, financial and client reporting, and regulatory and compliance oversight. From 2004 to September 2009, Ms. Hurley served as the founding Chief Administrative Officer of TPG-Axon Capital, where she was responsible for investor relations and fundraising, human capital management, compliance policy implementation, joint venture real estate investments and corporate real estate. Prior to 2004, Ms. Hurley served in the Office of the President at the Rockefeller University, where she provided staff analysis and direction for all major administrative projects, including real estate development. Additionally, in early 2015, Ms. Hurley worked as CAO of growth equity firm RedBird Capital Partners during its startup phase, and earlier in her career worked in real estate and corporate finance at Edison Schools Inc. and in the real estate department at Goldman Sachs. Ms. Hurley holds a Bachelor of Arts from Harvard University in Cambridge, Massachusetts and a Master of Business Administration from Yale School of Management, New Haven, Connecticut.
We believe that Ms. Hurley’s significant real estate and real estate finance experience, as well as regulatory and oversight compliance experience supports her appointment to our board of directors.
Lawrence J. Waldman has served as one of our independent directors and a member of our audit committee since February 2015. Mr. Waldman has over thirty-five years of experience in public accounting. Mr. Waldman currently serves as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman serves as a member of the board of directors of Bovie Medical Corporation, a public company specializing in the development and manufacturing of medical products and devices since 2011, and has served as chair of its audit committee since 2012. Mr. Waldman is also a member of Supervisory Committee of Bethpage Federal Credit Union. He is currently a member of the board of directors and Treasurer of each of the Long Island Association, the Long Island Angel Network and the Advanced Energy Research Center at Stony Brook University and a member of the Dean’s Advisory Board of the Hofstra University Frank G. Zarb School of Business. Mr. Waldman also serves as a member of the State University of New York’s Board of Trustees and as chair of its audit committee. Mr. Waldman is a certified public accountant in New York State. He is a member of the American Institute of Certified Public Accountants and the New York State Society of CPA’s. He previously served as the Chairman of the board of trustees of the Long Island Power Authority (LIPA) and as Chair and a member of the finance and audit committee of its Board of Trustees. Mr. Waldman holds a Bachelor of Science and a Master of Business Administration from Hofstra University in Hempstead, New York, where he is also an adjunct professor.
We believe that Mr. Waldman’s extensive accounting and auditing experience, together with his extensive service on various boards, supports his appointment to our board of directors.
Winston W. Wilson has served as one of our independent directors and the chairman and financial expert of our audit committee since February 2015. Mr. Wilson also has served as a director of NorthStar Income II and as the chairman and financial expert of its audit committee, a position he has held since May 2013. Mr. Wilson most recently worked for Grant Thornton LLP’s New York office, from August 2008 until December 2012 as Partner in Charge and Financial Services Industry Leader and from August 2011 until December 2012 as National Asset Management Sector Leader. Mr. Wilson joined Grant Thornton LLP in October 2000 and left in December 2012 to pursue personal interests. Mr. Wilson has over 23 years of experience with financial services companies including, among others, mortgage and equity REITs, broker-dealers, mutual funds and registered investment advisors. Prior to joining Grant Thornton, Mr. Wilson worked for PricewaterhouseCoopers LLP, Credit Suisse First Boston and Brown Brothers Harriman & Co. Mr. Wilson is a certified public accountant in the states of New York, New Jersey and Pennsylvania. He is a member of the American Institute of Certified Public Accountants and New York State Society of CPAs. Mr. Wilson was also recently a member of the American Institute of Certified Public Accountants (AICPA) Investment Company Expert Panel as well as a member of the Strategic Partners Advisory Committee for Managed Funds Associations (MFA). Mr. Wilson has a Master of Business Administration in Finance and Marketing from New York University’s Stern School of Business in New York, New York and a Master of Science in Economics and a Bachelor of Science in Accounting from Brooklyn College in Brooklyn, New York.

We believe that Mr. Wilson’s extensive public accounting and financial services expertise, including as it relates to REITs and broker-dealers, supports his appointment to our board of directors.
Corporate Governance Profile
We are committed to good corporate governance practices and, as such, we have adopted a code of ethics and corporate governance guidelines discussed below.
Code of Ethics
We have adopted a code of ethics for the purpose of promoting honest and ethical conduct of our business, full disclosure in our filings with the SEC, compliance with applicable laws, governmental rules and regulations, prompt internal reporting of violations of, and accountability for adherence to, the code of ethics. Our code of ethics applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and other senior financial officers performing similar functions and our board of directors, collectively referred to as our covered persons. We intend to maintain high standards of honest and ethical business practices and compliance with all laws and regulations applicable to our business. Among the areas addressed by our code of ethics are conflicts of interest, including improper benefits, outside financial interests, business arrangements with us, outside employment or activities with competitors, charitable, government and other outside activities, family members working in the industry, corporate opportunities, offering and receiving entertainment, gifts and gratuities, protection and proper use of Company assets, maintaining the Company’s books and records, internal accounting controls, improper influence on audits, record retention, the protection of our confidential information, trademarks, copyrights and other intellectual property, insider trading, fair dealing and interacting with the government. Our code of ethics is available on our website at www.northstarsecurities.com/rxr/ under the heading “Investor Relations - Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar/RXR New York Metro Real Estate, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel. Within the time period required by the rules of the SEC, we will post on our website any amendment to, or waivers from, our code of ethics.
Corporate Governance Guidelines
We have adopted corporate governance guidelines to assist our board of directors in the exercise of its responsibilities. The guidelines govern, among other things, board composition, board member qualifications, responsibilities and education, management succession and self-evaluation. A copy of our corporate governance guidelines may be found on our website at www.northstarsecurities.com/rxr/ under the heading “Investor Relations-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar/RXR New York Metro Real Estate, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.
Our Audit Committee
Our board of directors has a separately designated standing audit committee and its primary function is to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process.
Our audit committee acts under a written charter adopted by our board of directors that sets forth the committee’s responsibilities and duties, as well as requirements for the committee’s composition and meetings. Under our audit committee charter, our audit committee will always be comprised solely of independent directors. A copy of our audit committee charter is available on our website at www.northstarsecurities.com/rxr/ under the heading “Investor Relations - Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar/RXR New York Metro Real Estate, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.
Our board of directors has determined that each member of our audit committee is independent within the meaning of the applicable SEC rules. Even though our shares are not listed on the NYSE, our board of directors has also determined that all of the independent members of our board of directors are independent under the NYSE rules. The members of our audit committee are Messrs. Waldman and Wilson and Ms. Hurley. Our board of directors has determined that director Mr. Wilson, who chairs our audit committee, is an “audit committee financial expert,” as that term is defined by the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
Our executive officers, directors and greater than 10% stockholders are not currently subject to the beneficial ownership reporting requirement pursuant to Section 16(a) of the Exchange Act, and therefore no reports were filed in 2015 pursuant to Section 16(a).
Item 11.    Executive Compensation
We do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us. Each of our executive officers, including our executive officers who will serve as directors, will be employed by NSAM or its affiliates and may also serve as directors, officers or representatives of our Advisor or its affiliates. Our executive officers will serve until their successors are elected and qualify. Each of these individuals will receive compensation for his or her services, including services performed for us on behalf of our Advisor, from NSAM. As directors, officers or representatives of our Advisor or its affiliates, these individuals will serve to manage our day-to-day affairs and carry out the directives of our board of directors in the review, selection and recommendation of investment opportunities, operating acquired investments and monitoring the performance of these investments to ensure that they are consistent with our investment objectives. Although we will indirectly bear some of the costs of the compensation paid to our executive officers, through fees we pay to our Advisor, we do not intend to pay any compensation directly to our executive officers. Our executive officers, as key professionals of our Advisor and its affiliates, will be entitled to receive awards in the future under our long-term incentive plan as a result of their status as key professionals of our Advisor and its affiliates, although we do not currently intend to grant any such awards.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be discussed pursuant to SEC regulations.
Director Compensation
Independent Directors
Each of our independent directors is paid an annual director’s fee of $65,000 (to be prorated for a partial term). The independent director who serves as our Audit Committee chairperson is paid an additional fee of $10,000 per year (to be prorated for a partial term). Directors who are our officers do not receive compensation as directors. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our board of directors.
Pursuant to the NorthStar/RXR New York Metro Income, Inc. Independent Directors Plan, or Independent Directors Plan, each of the Company’s three independent directors will be granted 5,000 Class A Shares of restricted common stock upon the Company making its first investment, as may be resolved by the board of directors of the Company. Each independent director who subsequently joins our board of directors will receive 5,000 Class A Shares of restricted stock upon election or appointment to our board of directors and may be entitled to receive awards in the future under our long-term incentive plan, although we do not currently intend to grant any such awards. In addition, on the date following an independent director’s re-election to our board of directors, he or she will receive 2,500 Class A Shares of restricted stock or such number of shares that would be equal in value to $25,000. Restricted stock will generally vest over two years following the grant date; provided, however, that restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in our control.
Director Compensation for 2015
The following table provides information concerning the compensation of our independent directors for 2015:

Name	Fees Earned or Paid in Cash(1)(2)	Stock Awards	Total
Dianne Hurley	$59,583	$—	$59,583
Lawrence J. Waldman	59,583	—	59,583
Winston W. Wilson	68,750	—	68,750
Total	$187,916	$—	$187,916
_____________________________________________

(1)
Amounts include annual cash retainers. Fees paid to directors are currently incurred by our Advisor on our behalf and are classified as operating costs. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Arrangements” for further details.

(2)	Represents prorated annual fees.
In addition, we reimbursed all directors for reasonable out-of-pocket expenses incurred in connection with their services on our board of directors in 2015.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 7, 2016, the total number and the percentage of shares of our common stock beneficially owned by:

•	each of our directors and each nominee for director;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
The following table also sets forth how many shares of our common stock are beneficially owned by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. The percentages of common stock beneficially owned are based on 242,003 shares of our common stock outstanding as of March 7, 2016.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of All Shares
5% Stockholders
NorthStar Realty Finance Corp.(2)	181,502	75%
RXR NTR Investor LLC(2)	60,501	25%
Directors and Executive Officers	—	—%
Daniel R. Gilbert	—	—%
Scott H. Rechler	—	—%
Dianne Hurley*	—	—%
Lawrence J. Waldman*	—	—%
Winston W. Wilson*	—	—%
Frank V. Saracino	—	—%
Ronald J. Lieberman	—	—%
Brett S. Klein	—	—%
All directors and executive officers as a group	242,003	100%
_____________________

*	Independent director

(1)
Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares (i) “voting power,” which includes the power to vote or to direct the voting of such security; or (ii) “investment power,” which includes the power to dispose of or direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(2)
The address of each of the directors and executive officers is 399 Park Avenue, 18th Floor, New York, NY 10022. As of December 31, 2015, none of our independent directors held any shares of our common stock.

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2015, relating to our equity compensation plans pursuant to which grants of securities may be made from time-to-time. Refer to “Note 4. Equity-Based Compensation” of Item 8. “Financial Statements and Supplementary Data” for additional information surrounding our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Stockholders(1)	—	—	2,000,000
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	—	—	2,000,000
______________________________________________________________

(1)
We have adopted two equity compensation plans: NorthStar/RXR New York Metro Income, Inc. Long-Term Incentive Plan, or the Long-Term Incentive Plan, and the Independent Directors Plan, which operates as a sub-plan of the Long-Term Incentive Plan. The maximum number of shares allowed to be issued under the Long-Term Incentive Plan (including the Independent Directors Plan), excluding the initial grant to the independent directors, is 10% of the outstanding shares of our common stock on the date of the grant.

Item 13.    Certain Relationships and Related Transactions and Director Independence
The following describes all transactions and currently proposed transactions between us and any related person since January 1, 2015, including transactions in which the related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
Ownership Interests
Pursuant to the limited partnership agreement of our operating partnership, an affiliate of our Sponsors, or the Special Unit Holder, holds a subordinated participation interest entitling it to receive distributions equal to 15% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, provided that our stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. In addition, the Special Unit Holder is entitled to a separate payment if it redeems its special units. The special units may be redeemed upon: (i) the listing of our common stock on a national securities exchange; (ii) a merger, consolidation or a sale of substantially all of our assets or any similar transaction or any transaction pursuant to which a majority of our board of directors then in office are replaced or removed; or (iii) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement. If the event triggering the redemption is: (i) a listing of our shares on a national securities exchange, the redemption price will be calculated based on the average share price of our shares for a specified period; (ii) a merger, consolidation or a sale of substantially all of our assets or any similar transactions or any transaction pursuant to which a majority of our board of directors then in office are replaced or removed, the redemption price will be based on the value of the consideration received or to be received by us or our stockholders on a per share basis; or (iii) an underwritten public offering, the redemption price will be based on the valuation of the shares as determined by the initial public offering price in such offering. If the triggering event is the termination or non-renewal of our advisory agreement other than for cause, the redemption price will be calculated based on an appraisal or valuation of our assets, unless the termination is in connection with the events described under (ii) above, in which event the redemption price will be based on the consideration described under (ii). To date, we have not paid any distributions to the Special Unit Holder.
Pursuant to a distribution support agreement, NorthStar Realty and RXR agreed to purchase 75% and 25%, respectively, of up to $10.0 million in Class A Shares of the Company’s common stock at a price of $9.10 per share during the two year period following commencement of the Offering, in certain circumstances in order to provide additional funds to support distributions to stockholders, if necessary. On December 23, 2015, NorthStar Realty and RXR purchased $1.5 million and $0.5 million in Class A Shares of common stock, respectively, at $9.10 per share (reflecting that no selling commissions or dealer manager fees were paid) to satisfy our minimum offering requirement. We used the proceeds from such sale to make a capital contribution to our operating partnership.
Advisor Entities
Subject to certain restrictions and limitations, our Advisor Entities are responsible for managing our affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on our behalf. Our Advisor Entities may delegate certain of their obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. For such services, to the extent permitted by law and regulations, our Advisor Entities receive fees and reimbursements from us, of which our Sub-Advisor generally receives 50% of all fees and up to 25% of all reimbursements.
We pay our Sub-Advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property.
We pay our Advisor Entities the following fees:

•
Our Advisor Entities, or their affiliates, receive a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture). For the year ended December 31, 2015, we did not incur any asset management fees.

•
Our Advisor Entities, or their affiliates, also receive an acquisition fee equal to 2.25% of each real estate property acquired by us, including acquisition costs and any financing attributable to an equity investment (or our proportionate share thereof in the case of an equity investment made through a joint venture) and 1.0% of the amount funded or allocated by us to acquire or originate CRE debt investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee incurred related to an equity investment is generally expensed as incurred. An acquisition fee paid to our Advisor Entities related to the acquisition of an equity or CRE debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on our consolidated balance sheets. An acquisition fee paid to our Advisor Entities related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. We record as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which we consolidate the asset and capitalizes the costs for transactions deemed to be acquisitions of an asset, including an equity investment. For the year ended December 31, 2015, we did not incur any acquisition fees.

•
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor Entities, or their affiliates, receive a disposition fee equal to 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each CRE debt investment sold or syndicated. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. For the year ended December 31, 2015, we did not incur any disposition fees.

•
Our Advisor Entities, or their affiliates, are entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor Entities in connection with administrative services provided to us. Our Advisor Entities allocates, in good faith, indirect costs to us related to our Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor Entities. The indirect costs include our allocable share of our Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor Entities receive an acquisition fee or a disposition fee. Our Advisor Entities allocate these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including its independent directors. Our Advisor Entities will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor Entities for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period. From inception through December 31, 2015, our Advisor Entities incurred $6.1 million of operating costs on our behalf. Operating costs incurred by our Advisor Entities are not recorded in our consolidated statement of operations because there is no allocation of operating costs until we have net income or invested assets.

•
Our Advisor Entities, or their affiliates, are entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor Entities, or their affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs do not exceed 15% of gross proceeds from our Offering. Our Advisor Entities do not expect reimbursable organization and offering costs, excluding selling commissions, dealer manager fees and distribution fees, to exceed $18.0 million, or approximately 1.0% of the total proceeds available to be raised from our Offering. We will not reimburse our Advisor Entities for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us. We record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs are recorded in general and administrative expenses in our consolidated statements of operations and offering costs are recorded as a reduction to equity. From inception through December 31, 2015 and for the year then ended, our Advisor Entities incurred organization and offering costs of $3.8 million and $1.3 million, respectively, on our behalf of which $20,000 was allocated and recorded in due to related party on our consolidated balance sheet. For the year ended December 31, 2015, the ratio of offering costs to total capital raised was approximately 1.0%.

•	We reimburse our Advisor Entities for actual costs incurred in connection with the selection, origination or acquisition of an investment, whether or not acquired or originated.
Dealer Manager
Our Dealer Manager is a licensed broker-dealer registered with FINRA.
Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from the sale of Class A Shares and up to 2.0% of the gross proceeds from the sale of Class T Shares issued in our Primary Offering, all of which are reallowed to participating broker-dealers. We pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A Shares and up to 2.75% of the gross proceeds from the sale of Class T Shares issued in our Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager.
In addition, we pay our Dealer Manager a distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T Shares issued in our Primary Offering, all of which are reallowed to participating broker-dealers. Our Dealer Manager will cease receiving distribution fees with respect to each Class T Share upon the earliest to occur of the following: (i) a listing of our shares of common stock on a national securities exchange; (ii) such Class T Share is no longer being outstanding; (iii) our Dealer Manager’s determination that total underwriting compensation, with respect to all Class A Shares and Class T Shares would be in excess of 10% of the gross proceeds of our Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to our Class T Shares held by a stockholder within his or her particular account would be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T Shares held in such account.
No selling commissions or dealer manager fees are paid for sales pursuant to our DRP or our distribution support agreement.
As of December 31, 2015, no selling commissions, dealer manager or distribution fees were paid pursuant to our dealer manager agreement.
NorthStar Realty and RXR
In December 2013, NorthStar Realty entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR is structured so that NSAM may be entitled to certain fees in connection with RXR’s investment management business.
Borrowing Policies
Except in limited circumstances as described below, we may not make any loans to our Sponsors, directors, our Advisor Entities or any of their affiliates nor may we borrow money from our Sponsors, directors, our Advisor Entities or any of their affiliates.
Policies Governing Related Person Transactions
In order to reduce or eliminate certain potential conflicts of interest, our charter and our advisory agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our Sponsors, our Advisor Entities, our directors or their respective affiliates. The types of transactions covered by these policies include the compensation paid to our Advisor Entities, decisions to renew our advisory agreement, acquisitions or leases of assets, mortgages and other types of loans and any other transaction in which our Sponsors, Advisor Entities or any of our directors have an interest, reimbursement of operating expenses in excess of the 2%/25% Guidelines, issuances of options and warrants and repurchases of shares. Under the restrictions, these transactions, if permitted, must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction.
In addition to the provisions in our charter restricting related party transactions, our board of directors has adopted the following conflicts of interest policy prohibiting us from entering into certain types of transactions with our directors, our Advisor Entities, our Sponsors or any of their affiliates in order to further reduce the potential for conflicts inherent in transactions with affiliates. As required by our charter, we will not purchase investments from our Sponsors or their affiliates without a determination by a majority of our board of directors (including a majority of our independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to our Sponsor or its affiliate or, if the price to us is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable; provided that in no event shall the cost of such investment to us exceed its current appraised value. In addition, pursuant to this conflicts of interest policy, we will not borrow money from our directors, our Sponsors, our Advisor Entities or any of their affiliates unless a majority of the board of directors (including a majority of independent directors) not otherwise interested in the transaction approve the transaction as being fair, competitive and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances. We will not amend these policies unless a majority of our board of directors (including a majority of our independent directors) approves the amendment following a determination that the amendment is in the best interests of our company.
Director Independence
Although our shares are not listed on the NYSE or any other national securities exchange, our board of directors has affirmatively determined at a meeting held on March 3, 2016, that all of the members of our board of directors, except Messrs. Gilbert and Rechler, were independent under the NYSE rules. In determining director independence, our board of directors reviewed, among other things, whether any transactions or relationships exist currently or, existed since our incorporation, between each director and the Company and its subsidiaries, affiliates and equity investors or independent auditors. In particular, our board of directors reviewed current or recent business transactions or relationships or other personal relationships between each director and the Company, including such director’s immediate family and companies owned or controlled by the director or with which the director was affiliated. The purpose of this review was to determine whether any such transactions or relationships failed to meet any of the objective tests promulgated by the NYSE for determining independence or were otherwise sufficiently material as to be inconsistent with a determination that the director is independent. Our board of directors also examined whether there were any transactions or relationships between each director and members of our senior management or our affiliates.
In addition, we have determined that all of the members of our board of directors, except Messrs. Gilbert and Rechler, are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. Our charter is available on our website at www.northstarsecurities.com/rxr/ under the heading “Investor Relations - Corporate Governance.”
Item 14.    Principal Accountant Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees for professional services rendered for us by Grant Thornton LLP, our independent registered public accounting firm, for the year ended December 31, 2015 were as follows:

Type of Fee
Audit(1)	$104,475
Audit-related	—
Tax	—
Other	—
Total	$104,475
____________________

(1)	Audit fees paid by our Advisor on our behalf.
Fees for audit services for the year ended December 31, 2015 include fees associated with the annual audit for the year, including the quarterly review of our Quarterly Reports on the Form 10-Q, for each of the three-month periods ended March 31, June 30 and September 30, 2015, the examination of our Annual Report on Form 10-K and for other attest services, including issuance of consents and review of our post effective amendments to our registration statements on Form S-11 and other documents filed by us with the SEC, if any. Fees for audit services are currently incurred by our Advisor on our behalf and are classified as offering and operating costs. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Arrangements” for further details.
Audit Committee Pre-Approval Policy
In accordance with applicable laws and regulations, our audit committee will review and pre-approve any audit and non-audit services to be performed by Grant Thornton LLP to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. Our audit committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by the Company’s independent registered public accounting firm. The audit committee approved all of the services listed in the table above. In some cases our audit committee may pre-approve the provision of a particular category or group of services for up to a year, subject to a specified budget.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statement of Operations for the year ended December 31, 2015
Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2015
Consolidated Statement of Equity for the year ended December 31, 2015
Consolidated Statement of Cash Flows for the year ended December 31, 2015
Notes to the Consolidated Financial Statements
(a)3. Exhibit Index

Exhibit Number	Description of Exhibit
3.1
Second Articles of Amendment and Restatement of NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No.1 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 5, 2015, and incorporated herein by reference)

3.2
Amended and restated bylaws of NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 and No. 1 and Post-Effective Amendment No. 1 and No. 1 the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 5, 2015, and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Exhibit A to supplement No. 2 filed with the SEC pursuant to Rule 424(b)(3) on December 24, 2015 and incorporated herein by reference)
4.2
Distribution Reinvestment Plan (included as Appendix C to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on October 6, 2015 and incorporated herein by reference)

10.1
Escrow Agreement (filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on February 6, 2015, and incorporated herein by reference)

10.2	Advisory Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, and incorporated herein by reference)
10.3
Limited Partnership Agreement of NorthStar/RXR Operating Partnership, LP (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, and incorporated herein by reference)

10.4
NorthStar/RXR New York Metro Income, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on February 6, 2015, and incorporated herein by reference)

10.5
NorthStar/RXR New York Metro Income, Inc. Independent Director Compensation Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, and incorporated herein by reference)

10.6	Sub-Advisory Agreement (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, and incorporated herein by reference)
10.7
Form of Restricted Stock Award (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 26, 2014, and incorporated herein by reference)

10.8	Distribution Support Agreement (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, and incorporated herein by reference)
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

10.10*	Amended and Restated Escrow Agreement
10.11*	Amended and Restated Limited Partnership Agreement of NorthStar/RXR Operating Partnership, LP
10.12*	Amended and Restated Distribution Support Agreement

21.1*	Significant Subsidiaries of the Registrant
24.1*	Power of Attorney (included on this signature page of the Annual Report on Form 10-K)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar/RXR New York Metro Real Estate, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the year ended December 31, 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2015; (iv) Consolidated Statement of Equity for the year ended December 31, 2015; (v) Consolidated Statements of Cash Flows for the year ended December 31, 2015; and (vi) Notes to Consolidated Financial Statements

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar/RXR New York Metro Real Estate, Inc.
Date:	March 8, 2016	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Co-Chairman, Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Gilbert and Ronald J. Lieberman and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. GILBERT	Co-Chairman, Chief Executive Officer
Daniel R. Gilbert	and President	March 8, 2016
(Principal Executive Officer)

/s/ FRANK V. SARACINO	Chief Financial Officer and Treasurer
Frank V. Saracino	(Principal Financial Officer and	March 8, 2016
Principal Accounting Officer)

/s/ SCOTT H. RECHLER	Co-Chairman and Director	March 8, 2016
Scott H. Rechler

/s/ DIANNE HURLEY	Director	March 8, 2016
Dianne Hurley

/s/ LAWRENCE J. WALDMAN	Director	March 8, 2016
Lawrence J. Waldman

/s/ WINSTON W. WILSON	Director	March 8, 2016
Winston W. Wilson