Form 10-Q
period 2016-03-31
NorthStar/RXR New York Metro Real Estate, Inc.
filed 2016-05-12
CIK 1603671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
The Company has two classes of common stock, $0.01 par value per share, 242,694 Class A shares outstanding and no Class T shares outstanding as of May 6, 2016.

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

•	the performance of our advisor entities, our co-sponsor and their affiliates;

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the impact of any strategic alternatives taken by NorthStar Asset Management Group Inc., our co-sponsor;

•	our advisor entities, and their affiliates’ ability to attract and retain sufficient personnel to support our growth and operations;

•
the impact of market and other conditions influencing the availability of equity and debt investments and performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•	changes in our business or investment strategy;

•	the impact of fluctuations in interest rates;

•
the impact of economic conditions on the tenants of the real property that we acquire as well as on borrowers of the debt we originate and acquire and the mortgage loans underlying the mortgage backed securities in which we invest;

•	changes in the value of our target investments and our portfolio;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor entities and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of properties or debt investments in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all.

•	environmental compliance costs and liabilities;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our advisor and sub-advisor’s risk and portfolio management systems;

•	the potential failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business and the related cost of compliance;

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

•
our ability to raise capital in light of certain regulatory changes, including amendments to NASD Rule 2340 and FINRA Rule 2310 and the U.S. Department of Labor’s recent rule on a fiduciary standard for fiduciary standard for retirement accounts; and

•
other risks associated with investing in our targeted investments, including changes in our industry, interest rates, the securities markets, the general economy or the capital markets and real estate markets specifically.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I.    Financial Information
Item 1.    Financial Statements
NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Cash	$2,200,829	$2,201,007
Total assets	$2,200,829	$2,201,007

Liabilities
Due to related party	$20,000	$20,000
Total liabilities	20,000	20,000

Equity
NorthStar/RXR New York Metro Real Estate, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value, 120,000,000 shares authorized, 242,003 shares issued and outstanding as of March 31, 2016 and December 31, 2015	2,420	2,420
Class T common stock, $0.01 par value, 280,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	2,178,587	2,178,587
Retained earnings (accumulated deficit)	(1,177)	(999)
Total NorthStar/RXR New York Metro Real Estate, Inc. stockholders’ equity	2,179,830	2,180,008
Non-controlling interest	999	999
Total equity	2,180,829	2,181,007
Total liabilities and equity	$2,200,829	$2,201,007

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended March 31, 2016
Expenses
General and administrative expenses	$178
Total expenses	178

Net income (loss)	(178)
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(178)

Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(178)
Net income (loss) per share, basic/diluted	$—
Weighted average number of shares outstanding, basic/diluted	242,003

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2014	22,223	$222	$199,785	$—	$200,007	$1,000	$201,007
Net proceeds from issuance of common stock	219,780	2,198	1,978,802	—	1,981,000	—	1,981,000
Net income (loss)	—	—	—	(999)	(999)	(1)	(1,000)
Balance as of December 31, 2015	242,003	$2,420	$2,178,587	$(999)	$2,180,008	$999	$2,181,007
Net income (loss)	—	—	—	(178)	(178)	—	(178)
Balance as of March 31, 2016 (Unaudited)	242,003	$2,420	$2,178,587	$(1,177)	$2,179,830	$999	$2,180,829

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended March 31, 2016
Cash flows from operating activities:
Net income (loss)	$(178)
Net cash provided by (used in) operating activities	(178)

Net increase (decrease) in cash	(178)
Cash - beginning of period	2,201,007
Cash - end of period	$2,200,829

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
The Company is externally managed by NSAM J-NS/RXR Ltd (the “Advisor”), a subsidiary of the Company’s co-sponsor NorthStar Asset Management Group Inc. (NYSE: NSAM). NSAM provides asset management and other services to publicly-traded REITs including NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”) and NorthStar Realty Europe Corp. (NYSE: NRE), NSAM’s sponsored companies that raise capital through the retail market, as well as any future sponsored companies, including funds, joint ventures and partnerships both in the United States and internationally. The Company is sub-advised by RXR NTR Sub-Advisor LLC (the “Sub-Advisor”), a Delaware limited liability company and a subsidiary of the Company’s co-sponsor, RXR Realty LLC (“RXR”). RXR is a leading real estate owner, manager and developer in the New York metropolitan area. The Advisor and Sub-Advisor are collectively referred to as the Advisor Entities. The Company, the Advisor and the Sub-Advisor entered into a sub-advisory agreement delegating certain investment responsibilities of the Advisor to the Sub-Advisor. NSAM and RXR are collectively referred to as the Co-Sponsors. The Company’s dealer manager for the offering, NorthStar Securities, LLC (the “Dealer Manager”) is an affiliate of the Advisor and a subsidiary of NSAM.
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
On December 23, 2015, the Company commenced operations by satisfying the minimum offering requirement in the Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively. As of March 31, 2016, neither the Company nor the Operating Partnership had acquired or committed to make any investments.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Operating Partnership, which is majority-owned and controlled by the Company. There were no intercompany balances as of March 31, 2016 and December 31, 2015.
Variable Interest Entities
A variable interest entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company will base its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company will reassess its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
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
The Company adopted the new consolidation guidance (refer to Recent Accounting Pronouncements) on January 1, 2016 which resulted in the identification of the Operating Partnership as a VIE as of March 31, 2016. Prior to the adoption of the standard, the Operating Partnership was consolidated under the voting interest model.  The Operating Partnership is a VIE because the non-controlling interests do not have substantive kick-out or participating rights and is consolidated because the Company controls all of its significant business activities.
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
Comprehensive Income (Loss)
The Company will report consolidated comprehensive income (loss) in a separate statement following the consolidated statement of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (loss) (“OCI”).
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where the Company does not intend to hold the loan for the foreseeable future or until its expected payoff will be classified as held for sale and recorded at the lower of cost or estimated value.
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
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate will be derived from leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases will be for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases will be included in unbilled rent receivable on the consolidated balance sheets. The Company will amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue will be accrued in the same period as the expenses are incurred.
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
Investments in Unconsolidated Ventures
The Company will review its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company will consider U.S. and global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations.
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
U.S. GAAP requires disclosure of fair value about all financial instruments. As of March 31, 2016 and 2015, the Company’s only financial instrument was cash and its fair value was estimated to approximate its carrying amount.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial position, results of operations and financial statement disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on the Company’s consolidated financial position or results of operations.
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
In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence.  Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related.  Entities are required to apply the guidance to existing instruments in scope using a  modified retrospective transition method as of the period of adoption.  The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years.  Early adoption is permitted.  The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting.  The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method.  The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  Early adoption is permitted.  The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

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
Incentive Fee
The Advisor, or its affiliates, is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.
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
For the three months ended March 31, 2016, the Company did not incur any fees to the Advisor Entities.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Reimbursements to Advisor Entities
Operating Costs
The Advisor Entities, or their affiliates, are entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor Entities in connection with administrative services provided to the Company. The Advisor Entities allocate, in good faith, indirect costs to the Company related to the Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor Entities. The indirect costs include the Company’s allocable share of the Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to the Company’s affairs. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor Entities receive an acquisition fee or a disposition fee. The Advisor Entities allocate these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor Entities will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor Entities for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company will calculate the expense reimbursement quarterly based upon the trailing twelve-month period. From inception through March 31, 2016, the Advisor Entities incurred $6.9 million of operating costs on behalf of the Company. Operating costs incurred by the Advisor Entities are not recorded in the consolidated statement of operations because there is no allocation of operating costs until the Company has net income or invested assets.
Organization and Offering Costs
The Advisor Entities, or their affiliates, are entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor Entities, or their affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs do not exceed 15% of gross proceeds from the Offering. The Advisor Entities do not expect reimbursable organization and offering costs, excluding selling commissions, dealer manager fees, and distribution fees, to exceed $18.0 million, or approximately 1.0% of the total proceeds available to be raised from the Offering. The Company will not reimburse the Advisor Entities for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company. The Company records organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs were recorded in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity. From inception through March 31, 2016 and for the year then ended, the Advisor Entities incurred organization and offering costs of $4.4 million and $0.5 million, respectively, on behalf of the Company of which $20,000 was allocated and recorded in due to related party on the consolidated balance sheets. For the three months ended March 31, 2016, the ratio of offering costs to total capital raised was approximately 1.0%.
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
As of March 31, 2016, no selling commissions, dealer manager or distribution fees were paid pursuant to the dealer manager agreement.
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
Common Stock
For the three months ended March 31, 2016, the Company issued no Class A Shares or Class T Shares, generating no gross proceeds. For the year ended December 31, 2015, the Company issued 219,780 Class A Shares generating gross proceeds of $2.0 million. From inception through March 31, 2016, the Company issued no Class T Shares and 242,003 Class A Shares of common stock generating gross proceeds of $2.2 million pursuant to the Primary Offering.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the same class, in lieu of receiving cash distributions, at a price equal to $9.81 per Class A Share and $9.27 per Class T Share until the Company establishes an estimated value per share for each class of share. Once established, shares issued pursuant to the DRP will be priced at 97% of the estimated value per share for each class of the common stock, as determined by the Advisor Entities or other firms chosen for that purpose. Pursuant to amended FINRA Rule 2310, the Company expects to establish an estimated value per share for each class of share from and after 150 days following the second anniversary of breaking escrow in the offering and annually thereafter. No selling commissions, dealer manager fees or

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

distribution fees are paid on shares issued pursuant to the DRP. The amount available for distributions on all Class T shares will be reduced by the amount of distribution fees payable with respect to the Class T shares issued in the Primary Offering. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
As of March 31, 2016, the Company had not begun issuing shares pursuant to the DRP.
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
Operating Partnership
Non-controlling interest includes the special limited partnership interest in the Operating Partnership held by the Special Unit Holder and is recorded as its non-controlling interest on the consolidated balance sheets as of March 31, 2016 and December 31, 2015. Income (loss) attributable to the non-controlling interest is based on the Special Unit Holder’s share of the Operating Partnership’s income (loss) and was an immaterial amount for the three months ended March 31, 2016.

7.	Subsequent Events
Stock Distribution
On April 14, 2016, the board of directors of the Company approved special stock dividends to all common stockholders of record on the close of business on the earlier of: (a) the date by which the Company raises $100 million pursuant to this offering and (b) December 31, 2016. The special stock dividend will be in an amount equal in value to 5.0% of the current gross offering price of each issued and outstanding Class A and Class T Share on the record date. The special stock dividends will be issued in shares of the same class as the shares on which the stock dividends are being made within 90 days following the record date. No selling commissions or dealer manager fees will be paid in connection with the issuance of the special stock dividend.
Distributions
On May 11, 2016, the board of directors of the Company approved a daily cash distribution of $0.000273224 per share of common stock subject to, and commencing on, the first day the Company issues Class T shares in its Offering (the “Cash Distribution Commencement Date”) through August 31, 2016. Following the Cash Distribution Commencement Date, distributions on Class A and Class T shares will generally be paid to all stockholders of record on the first business day of the month following the month for which the distribution was accrued.

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
Introduction
We were formed to acquire a high-quality commercial real estate, or CRE portfolio, concentrated in the New York metropolitan area and, in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. We intend to complement this strategy by originating and acquiring: (i) CRE debt including, subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. We were formed on March 21, 2014 as a Maryland corporation and intend to make an election to qualify as a real estate investment trust or REIT, under the Internal Revenue Code, commencing with our taxable year ending December 31, 2016.
We are externally managed by NSAM J-NS/RXR Ltd (our “Advisor”), a subsidiary of our co-sponsor NorthStar Asset Management Group Inc. (NYSE: NSAM). NSAM provides asset management and other services to publicly-traded REITs, including NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”) and NorthStar Realty Europe Corp. (NYSE: NRE), NSAM’s sponsored companies that raise capital through the retail market, as well as any future sponsored companies, including funds, joint ventures and partnerships both in the United States and internationally, collectively the NSAM Managed Companies. As of March 31, 2016, NSAM has an aggregate of $35.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and NSAM managed companies. We are sub-advised by RXR NTR Sub-Advisor LLC (our “Sub-Advisor”), a Delaware limited liability company and a subsidiary of our co-sponsor, RXR Realty LLC (“RXR”). RXR is a leading real estate owner, manager and developer in the New York metropolitan area. As of March 31, 2016, RXR’s operating platform managed 87 commercial real estate properties and investments containing 23.2 million square feet with an aggregate gross asset value of $12.7 billion. In addition, RXR has a residential development pipeline of approximately 3,000 multifamily and for sale units. We, our Advisor and our Sub-Advisor, entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to our Sub-Advisor. Our dealer manager for the Offering is an affiliate of our Advisor and a subsidiary of NSAM.
Our primary investment types will be as follows:

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

•
Commercial Real Estate Securities - Our CRE securities investments may include commercial mortgage backed securities, or CMBS backed by real estate in the New York metropolitan area and may include collateralized debt obligation, or CDO notes and other securities.

We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect shareholder capital.
On March 28, 2014, as part of our formation, we issued 16,667 shares of common stock to NorthStar Realty and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A shares. On February 9, 2015, our registration statement on Form S-11 with the U.S. Securities and Exchange Commission, or SEC was declared effective to offer a minimum of $2,000,000 and a maximum of $2,000,000,000 in shares of common stock in a continuous, public offering, of which up to $1,800,000,000 can be offered pursuant to our Primary Offering at a purchase price of $10.1111 per Class A Share and $9.5538 per Class T Share and up to $200,000,000 pursuant to our distribution reinvestment plan, or our DRP, at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share. We retained our Dealer Manager to serve as the dealer manager for our Primary Offering. Our Dealer Manager is also responsible for marketing our shares being offered pursuant to our Primary Offering. Our board of directors has the right to reallocate shares between our Primary Offering and our DRP.
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
Commercial Real Estate Securities
Our CRE securities investments may include CMBS, backed by real estate in the New York metropolitan area and may include CDO notes and other securities.
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
Profitability and Performance Metrics
We will calculate Funds from Operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, and Modified Funds from Operations, or MFFO, as defined by Investment Program Association, or IPA, to evaluate the profitability and performance of our business.
Outlook and Recent Trends
The New York City economy posted a strong first quarter to begin 2016. In the first quarter of 2016, total non-farm employment increased by 45,200 jobs, a robust increase following continued strength in the labor market. In the twelve month period ending March 2016, total employment in New York City increased by 100,400 jobs, or 2.4%, 40 basis points above the United States growth rate and 80 basis points above the New York State growth rate. New York City’s unemployment rate, at 5.0%, recorded its lowest level since the Great Recession. According to New York City’s Office of Management and Budget, private-sector employment rose in excess of two percent for the fifth consecutive year through 2015 and is on track to extend this record of growth through 2016.
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
We believe the New York metropolitan area will remain one of the strongest markets for CRE investing in the United States, despite the fact that investment sales activity slowed in the first quarter with 120 sales totaling $12.3 billion, a decrease of nearly 20.0% year-over-year. 2015 was a record-breaking year for investment sales with 589 sales totaling $60.3 billion. The activity in 2015 represented a 50.0% increase in volume year-over-year. While all primary U.S. markets garnered 70% of total international capital invested in commercial real estate in 2015, New York City alone captured over 25% of total international capital. By way of comparison, the next most heavily invested U.S. market is San Francisco/San Jose, with 6.6% of total international capital.
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
Manhattan overall asking rents increased to $75.69 per square foot, or PSF, in the first quarter of 2016, due to an influx of premium-priced space in Midtown as well as strong rental growth in Midtown South and Downtown. Asking rents were up from year-end 2015 and ended the first quarter of 2016 above the previous market peak of $72.17 PSF in 2008 according to Newmark Grubb Knight Frank.
The Manhattan office market leased 9.4 million square feet in the first quarter, a slight decrease from the 9.9 million square feet leased in the previous quarter, but still in line with the 10-year historical average of 9.2 million square feet. In 2015, the Manhattan office market leased a total of 36.2 million square feet, down 13% from 2014, which is mainly due to a dip in transactions greater than 400,000 square feet; three occurred in 2015 compared to seven in 2014. These totals were still the third highest in a decade behind 2011 and 2014. Manhattan began the year with negative absorption in the first quarter primarily driven by mid-sized blocks of space reaching the market in Midtown South. Manhattan did experience positive absorption in 2015 and for the sixth consecutive year, even if at significantly lower levels than in 2014. According to Colliers, Manhattan’s availability rate increased slightly to 9.9% in the first quarter, compared to 9.6% at year end 2015, less than the 10.7% rate one year earlier. Despite a slower rate of annual absorption, availability is at a historically low level since 2008 and well below the Great Recession high of 12.8% in the first quarter of 2009.
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
While Midtown may be facing upcoming vacancies, in Midtown South, landlords have already begun to adjust assets in an attempt to attract rapidly expanding TAMI tenants from increasingly narrow confines of Midtown South. TAMI tenants have focused on Midtown South for its many side-core buildings that sometimes present better opportunities for open-seated floor plans versus Midtown’s center-core assets that may be more conducive to large, private offices. However, several high-profile tech and creative tenants migrated north and west in 2015 to take advantage of the larger floor plates as TAMI employment in New York City is up 5.4% over the past year, dramatically surpassing the growth rate of the financial industry. Landlords targeting these tenants are adopting modern amenities aimed to please millennials, the core of the industry’s employment base. Plus, TAMI tenants are favorable as those that endure are likely to expand, with 71% more expansions for these tenants in 2015 than one year prior. The TAMI sector accounted for 35% of leasing in the first quarter.
Still, we expect that buildings that are amenity-laden have modern infrastructures and/or hold a certain cache will continue to catch the attention of tenants. We believe that midtown buildings seeking to attract tenants over the next several years will have to be flexible and creative; the buildings will have to adapt to a changing world. Employment space has increased in density as the amount of square feet per employee is dropping for tenants across industries. Certain industries reserve more usable square feet to provide amenities to employees as a means of motivation.
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
New York Metropolitan Area Residential Market
According to Douglas Elliman’s first quarter 2016 Manhattan Sales and Manhattan, Brooklyn and Queens Rentals report, Manhattan housing prices pushed higher, reaching a new record with limited re-sale inventory and additional closings of luxury new development sales. Manhattan median rental prices leveled off and slightly declined in certain instances for the first time in two years. Key market drivers include employment gains, a booming tech sector, tight credit conditions and low inventory and mortgage rates.
The amount of supply and construction at the ultra-luxury end of the residential market may be cause for concern, but there is a continued lack of supply and inventory growth for renters and buyers seeking to access more affordable housing. Brooklyn markets moved higher relative to prior year levels while Queens showed weaker results as overall price indicators moved lower. Sales activity in Manhattan remained below the records set last year, but was higher than the long-term average and are expected to stay above average in coming quarters. With the high costs of Manhattan housing and $36 billion of transportation infrastructure development planned in the next two to three years, we believe there will be a significant increase in demand in the surrounding housing markets including Brooklyn, Long Island and Westchester. Brooklyn, New York’s most populous borough with 2.7 million residents, has seen a migration of renters along transportation corridors, raising rents by 10.2% in 2015. Long Island is faced with an aging supply of multifamily homes with 78% of all inventory constructed prior to 1990. Further, rental residential demand continues to increase as the aging population and millennials, comprising 40% of the Long Island’s population, search for new housing options. Westchester also suffers from a limited supply of rental apartments, as the percentage of renter-occupied housing units is 38%, among the lowest in the metropolitan area.
After showing resiliency during the economic downturn between 2007 and 2010, the non-traded REIT sector experienced strong growth over recent years peaking in 2013 with approximately $20 billion of equity being raised for programs in this space due to favorable capital markets conditions. Non-traded REIT capital raising was down 20% in 2014 (with approximately $16 billion dollars in equity sales) and 2015 sales were down 36% compared to 2014, due to a variety of factors including a reduced number of liquidity events and an expanding regulatory environment. In the second quarter of 2015, the implementation of Regulatory Notice 15-02 issued by the Financial Industry Regulatory Authority, related to broker-dealer account statements went into effect and the U.S. Department of Labor issued its final rule on a fiduciary standard for retirement accounts.
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
Liquidity and Capital Resources
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We may access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2016, we did not make any investments and our total assets consist of $2.2 million of cash.
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
Cash Flows
The following presents our consolidated statement of cash flows for the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Cash flow provided by (used in):
Operating activities	$(178)
Three Months Ended March 31, 2016
Net cash used in operating activities was $178 resulting from bank fees charged on our Operating Partnership bank account.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet arrangements.
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

Incentive Fee
Our Advisor, or its affiliates, is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.
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
For the three months ended March 31, 2016, we did not incur any fees to our Advisor Entities.
Reimbursements to Advisor Entities
Operating Costs
Our Advisor Entities, or their affiliates, are entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor Entities in connection with administrative services provided to us. Our Advisor Entities allocate, in good faith, indirect costs to us related to our Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor Entities. The indirect costs include our allocable share of our Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to our affairs. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of our Advisor) and other personnel involved in activities for which our Advisor Entities receive an acquisition fee or a disposition fee. Our Advisor Entities allocate these costs to us relative to their and their affiliates’ other managed companies in good faith and have reviewed the allocation with our board of directors, including our independent directors. Our Advisor Entities will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor Entities for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period. From inception through March 31, 2016, our Advisor Entities incurred $6.9 million of operating costs on our behalf. Operating costs incurred by our Advisor Entities are not recorded in our consolidated statement of operations because there is no allocation of operating costs until we have net income or invested assets.
Organization and Offering Costs
Our Advisor Entities, or their affiliates, are entitled to receive reimbursement for organization and offering costs paid on our behalf in connection with our Offering. We are obligated to reimburse our Advisor Entities, or their affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs do not exceed 15% of gross proceeds from our Offering. Our Advisor Entities do not expect reimbursable organization and offering costs, excluding selling commissions, dealer manager fees and distribution fees, to exceed $18.0 million, or approximately 1.0% of the total proceeds available to be raised from our Offering. We will not reimburse our Advisor Entities for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us. We record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs were recorded in general and administrative expenses in our consolidated statements of operations and offering costs were recorded as a reduction to equity. From inception through March 31, 2016 and for the year then ended, our Advisor Entities incurred organization and offering costs of $4.4 million and $0.5 million, respectively, on our behalf of which $20,000 was allocated and recorded in due to related party on our consolidated balance sheets. For the three months ended March 31, 2016, the ratio of offering costs to total capital raised was approximately 1.0%.
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
As of March 31, 2016, no selling commissions, dealer manager or distribution fees were paid pursuant to our dealer manager agreement.
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
Recent Developments
Stock Distribution
On April 14, 2016, our board of directors approved special stock dividends to all common stockholders of record on the close of business on the earlier of: (a) the date by which we raise $100 million pursuant to our offering and (b) December 31, 2016. The special stock dividend will be in an amount equal in value to 5.0% of the current gross offering price of each issued and outstanding Class A and Class T Share on the record date. The special stock dividends will be issued in shares of the same class as the shares on which the stock dividends are being made within 90 days following the record date. No selling commissions or dealer manager fees will be paid in connection with the issuance of the special stock dividend.
Distributions
On May 11, 2016, our board of directors approved a daily cash distribution of $0.000273224 per share of common stock subject to, and commencing on, the first day we issue Class T shares in our Offering (the “Cash Distribution Commencement Date”) through August 31, 2016. Following the Cash Distribution Commencement Date, distributions on Class A and Class T shares will generally be paid to all stockholders of record on the first business day of the month following the month for which the distribution was accrued.
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
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
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
As of March 31, 2016, our only asset was cash, which was held in a non-interest bearing account, so any change in interest rates would have no impact on our earnings.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
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
Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    Other Information
Item 1.    Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
Item 1A.    Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 8, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
During the period covered by this Form 10-Q, we did not issue any equity securities that were not registered under the
Securities Act of 1933, as amended, or Securities Act.
Our registration statement on Form S-11 (File No. 333-200617), covering our Offering of up to $1,800,000,000 in shares of common stock offered pursuant to our Primary Offering and up to $200,000,000 in shares of common stock offered pursuant to our DRP was declared effective under Securities Act of 1933, as amended, or the Securities Act on February 9, 2015. Our shares of common stock are being offered in any combination of the two classes of shares of our common stock: Class A shares and Class T shares. The offering price for the shares in our Primary Offering is $10.1111 per Class A Share and $9.5538 per Class T Share. Our DRP shares are being offered at $9.81 per Class A Share and $9.27 per Class T Share. We expect to sell the shares registered in our Offering over a two-year period ending February 9, 2017, unless extended by our board of directors. From inception through March 31, 2016, our Advisor Entities incurred organization and offering costs of $4.4 million on our behalf.
On December 23, 2015, we satisfied the minimum offering amount in our Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively, at $9.10 per share.
From the commencement of our Offering through March 31, 2016, we incurred no selling commissions, dealer manager fees or distribution fees and $19,000 in other offering costs in connection with the issuance and distribution of our registered securities and none of these costs were reallowed to third parties.
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
As of March 31, 2016, we had no unfulfilled repurchase requests.

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
The following materials from the NorthStar/RXR New York Metro Real Estate, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statement of Operations (unaudited) for the three months ended March 31, 2016; (iii) Consolidated Statement of Equity for the three months ended March 31, 2016 (unaudited) and year ended December 31, 2015; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016; and (v) Notes to Consolidated Financial Statements (unaudited).

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar/RXR New York Metro Real Estate, Inc.
Date:	May 11, 2016	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Co-Chairman, Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer