Form 10-Q
period 2016-06-30
NorthStar/RXR New York Metro Real Estate, Inc.
filed 2016-08-12
CIK 1603671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
The Company has 353,559 shares of Class A common stock, $0.01 par value per share, and 25,064 shares of Class T common stock, $0.01 par value per share, outstanding as of August 10, 2016.

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

•
our dependence on the resources and personnel of our advisor entities, our co-sponsors and their affiliates, including our advisor entities ability to source and close on attractive investment opportunities on our behalf;

•	the performance of our advisor entities, our co-sponsors and their affiliates;

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•
the impact of our co-sponsor’s recently announced merger agreement with NorthStar Realty Finance Corp. and Colony Capital, Inc., including the ability to consummate the merger on the terms contemplated or at all;

•
our advisor entities, and their affiliates’ ability to attract and retain qualified personnel to support our growth and operations and potential changes to key personnel providing management services to us;

•
our reliance on our advisor entities and their affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial fees to our advisor entities, the allocation of investments by our advisor entities and their affiliates among us and the other sponsored or managed companies and strategic vehicles of our co-sponsor and its affiliates, and various potential conflicts of interest in our relationship with our co-sponsor;

•
the impact of market and other conditions influencing the availability of equity versus debt investments and performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•	changes in our business or investment strategy;

•	the impact of fluctuations in interest rates;

•
the impact of economic conditions on the tenants of the real property that we acquire as well as on borrowers of the debt we originate and acquire and the mortgage loans underlying the mortgage backed securities in which we invest;

•	changes in the value of our target investments and our portfolio;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor entities and their affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of properties or debt investments in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all;

•	environmental compliance costs and liabilities;

•	risks associated with our joint ventures and unconsolidated entities, including our lack of sole decision making authority and the financial condition of our joint venture partners;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our advisor and sub-advisor’s risk and portfolio management systems;

•	the potential failure to maintain effective internal controls, disclosure and procedures;

•	regulatory requirements with respect to our business generally, as well as the related cost of compliance;

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

•
our ability to raise capital in light of certain regulatory changes, including amended Rules 2340 and 2310 of the Financial Industry Regulatory Authority, Inc., or FINRA, and the U.S. Department of Labor’s recent rule on a fiduciary standard for retirement accounts; and

•
other risks associated with investing in our targeted investments, including changes in our industry, interest rates, the securities markets, the general economy or the capital markets and real estate markets specifically.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A of this Quarterly report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I.    Financial Information
Item 1.    Financial Statements
NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$672,644	$2,201,007
Investment in unconsolidated venture, at fair value	1,896,379	—
Total assets(1)	$2,569,023	$2,201,007

Liabilities
Due to related party	$95,731	$20,000
Distribution payable	2,153	—
Total liabilities(1)	97,884	20,000

Equity
NorthStar/RXR New York Metro Real Estate, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value, 120,000,000 shares authorized, 295,290 and 242,003 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2,953	2,420
Class T common stock, $0.01 par value, 280,000,000 shares authorized, 17,317 shares issued and outstanding as of June 30, 2016 and no shares issued and outstanding as of December 31, 2015	173	—
Additional paid-in capital	2,612,127	2,178,587
Retained earnings (accumulated deficit)	(145,060)	(999)
Total NorthStar/RXR New York Metro Real Estate, Inc. stockholders’ equity	2,470,193	2,180,008
Non-controlling interest	946	999
Total equity	2,471,139	2,181,007
Total liabilities and equity	$2,569,023	$2,201,007
_________________________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar/RXR Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.96%. As of June 30, 2016, the assets and liabilities of the Operating Partnership did not include any consolidated VIEs. Refer to Note 2, “Summary of Significant Accounting Policies”.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Expenses
Asset management and other fees - related party	$117,168	$117,168
General and administrative expenses	19,952	20,130
Total expenses	137,120	137,298

Other income (loss)
Unrealized gain (loss) on unconsolidated venture	(3,621)	(3,621)

Net income (loss)	(140,741)	(140,919)
Net (income) loss attributable to non-controlling interest	53	53
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(140,688)	$(140,866)

Net income (loss) per share, basic/diluted	$(0.54)	$(0.56)
Weighted average number of shares outstanding, basic/diluted	259,810	250,907
Distributions declared per share of common stock	$0.01	$0.01

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	22,223	$222	—	$—	$199,785	$—	$200,007	$1,000	$201,007
Net proceeds from issuance of common stock	219,780	2,198	—	—	1,978,802	—	1,981,000	—	1,981,000
Net income (loss)	—	—	—	—	—	(999)	(999)	(1)	(1,000)
Balance as of December 31, 2015	242,003	$2,420	—	$—	$2,178,587	$(999)	$2,180,008	$999	$2,181,007
Net proceeds from issuance of common stock	30,787	308	17,317	173	424,280	—	424,761	—	424,761
Issuance and amortization of equity based-based compensation	22,500	225	—	—	9,254	—	9,479	—	9,479
Distributions declared	—	—	—	—	—	(3,195)	(3,195)	—	(3,195)
Proceeds from distribution reinvestment plan	—	—	—	—	6	—	6	—	6
Net income (loss)	—	—	—	—	—	(140,866)	(140,866)	(53)	(140,919)
Balance as of June 30, 2016 (Unaudited)	295,290	$2,953	17,317	$173	$2,612,127	$(145,060)	$2,470,193	$946	$2,471,139

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, 2016
Cash flows from operating activities:
Net income (loss)	$(140,919)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	9,479
Unrealized (gain) loss on unconsolidated venture	3,621
Changes in assets and liabilities:
Due to related party	62,811
Net cash provided by (used in) operating activities	(65,008)
Cash flows from investing activities:
Investment in unconsolidated venture	(1,900,000)
Net cash provided by (used in) investing activities	(1,900,000)
Cash flows from financing activities:
Net proceeds from issuance of common stock	437,681
Distributions paid on common stock	(1,042)
Proceeds from distribution reinvestment plan	6
Net cash provided by (used in) financing activities	436,645
Net increase (decrease) in cash	(1,528,363)
Cash - beginning of period	2,201,007
Cash - end of period	$672,644

Supplemental disclosure of non-cash financing activities:
Accrued cost of capital (refer to Note 4)	$12,920
Distribution payable	2,153

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
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
In June 2016, NSAM announced that it entered into a definitive merger agreement with NorthStar Realty and Colony Capital, Inc. (“Colony”), providing for the combination of NSAM, NorthStar Realty and Colony into a wholly-owned subsidiary of NSAM, as the surviving publicly-traded company for the combined organization that, upon and following the effective time of the mergers, will be named Colony NorthStar, Inc. (“Colony NorthStar”). As a result of the mergers, Colony NorthStar will be an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, following the mergers, the Advisor and NorthStar Securities, LLC (the “Dealer Manager”) will be subsidiaries of Colony NorthStar. This transaction is expected to close in January 2017, subject to customary closing conditions, including regulatory approvals, and approval by the NSAM’s, NorthStar Realty’s and Colony’s respective shareholders. There is no guarantee this transaction will close on the contemplated terms or within the anticipated timeframe, or at all. The Company does not expect that this transaction will have a material impact on its operations.
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
On March 28, 2014, as part of its formation, the Company issued 16,667 shares of common stock to NorthStar Realty and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A shares. On February 9, 2015, the Company’s registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) was declared effective to offer a minimum of $2,000,000 and a maximum of $2,000,000,000 in shares of common stock in a continuous, public offering, of which up to $1,800,000,000 can be offered pursuant to its primary offering (the “Primary Offering”) at a purchase price of $10.1111 per Class A Share and $9.5538 per Class T Share and up to $200,000,000 pursuant to its distribution reinvestment plan (the “DRP”) at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share. The Primary Offering and the DRP are herein collectively referred to as the Offering. The Company retained the Dealer Manager to serve as the dealer manager for the Primary Offering. The Dealer Manager is also responsible for marketing the shares being

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

offered pursuant to the Primary Offering. The board of directors of the Company has the right to reallocate shares between the Primary Offering and the DRP.
On December 23, 2015, the Company commenced operations by satisfying the minimum offering requirement in the Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIEs”), if any, where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation as of June 30, 2016 and December 31, 2015.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether each investment or financing is a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
The Company adopted the new consolidation guidance (refer to Recent Accounting Pronouncements) on January 1, 2016 which resulted in the identification of the Operating Partnership as a VIE. Prior to the adoption of the standard, the Operating Partnership was consolidated under the voting interest model. The Operating Partnership is a VIE because the non-controlling interests do

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

not have substantive kick-out or participating rights and is consolidated because the Company controls all of its significant business activities.
As of June 30, 2016, the Company identified unconsolidated VIEs related to its investment in an unconsolidated venture. Based on management’s analysis, the Company determined that it is not the primary beneficiary and accordingly the VIEs are not consolidated in the Company’s financial statements as of June 30, 2016. The Company did not provide financial support to its unconsolidated VIEs during the six months ended June 30, 2016. As of June 30, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs. The Company’s maximum exposure to loss as of June 30, 2016 would not exceed its investment in the VIEs.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or a simple majority vote.
The Company performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. The Company expenses certain acquisition costs and fees associated with consolidated investments deemed to be business combinations and capitalizes these costs for investments deemed to be acquisitions of an asset, including an equity method investment.
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company may record the change in fair value for its share of the projected future cash flow or may follow the practical expedient of the net asset value (“NAV”) of the underlying fund investment based on the most recent available information. The Company has elected the fair value option to account for its investment in an unconsolidated venture. The Company will record the change in fair value from one period to another in unrealized gain (loss) on unconsolidated venture on the consolidated statements of operations.
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
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and comprehensive income (loss) attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Comprehensive Income (Loss)
The Company had no items of other comprehensive income (loss) (“OCI”), so its comprehensive income (loss) is the same as the net income (loss) for all periods presented.
Operating Real Estate
The Company will account for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. Ordinary repairs and maintenance will be expensed as incurred. Operating real estate will be carried at historical cost less accumulated depreciation. Operating real estate will be depreciated using the straight-line method over the estimated useful life of the assets. Construction costs incurred in connection with the Company’s investments will be capitalized and included in operating real estate, net on the consolidated balance sheets. Construction in progress will not be depreciated until the development is substantially completed. Costs directly related to an acquisition deemed to be a business combination will be expensed and included in transaction costs in the consolidated statements of operations. The Company will evaluate whether a real estate acquisition constitutes a business and whether business combination accounting is appropriate. As of June 30, 2016, the Company did not own any operating real estate investments.
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where the Company does not intend to hold the loan for the foreseeable future or until its expected payoff will be classified as held for sale and recorded at the lower of cost or estimated value. As of June 30, 2016, the Company did not own any debt investments.
Real Estate Securities
The Company will classify its CRE securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of June 30, 2016, the Company did not own any securities investments.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor Entities, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the six months ended June 30, 2016, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor Entities related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets when the fair value option is not elected for the investment, but is expensed as incurred when the fair value option is elected. An acquisition fee paid to the Advisor Entities related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, the Company will evaluate the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts will be included within depreciation and amortization in the consolidated statements of operations.
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Organization and Offering Costs
The Advisor Entities, or their affiliates, are entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor Entities, or their affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs do not exceed 15.0% of gross offering proceeds from the Offering. The Advisor Entities do not expect reimbursable organization and offering costs, excluding selling commissions, dealer manager fees and distribution fees, to exceed $18.0 million, or approximately 1.0% of the total proceeds available to be raised from the Offering. The Company records organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Other
Refer to Note 2 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for further disclosure of the Company’s significant accounting policies.
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
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact, if any, of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  Additionally, entities will have to disclose significantly more information including information used to track credit quality by year of origination for most financing receivables.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.  Early adoption is permitted.  The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Investment in Unconsolidated Venture
The following is a description of the Company’s investment in an unconsolidated venture, which the Company has elected to account for under the fair value method.
1285 Avenue of the Americas Venture
On May 20, 2016, the Company, through a subsidiary of its operating partnership, completed the acquisition of a non-controlling interest in 1285 Avenue of the Americas (“1285 AoA”), a 1.8 million square foot Class-A office building located in midtown Manhattan for a purchase price of approximately $1.9 million, including closing costs. The acquisition was part of an approximately $1.65 billion transaction sourced by RXR, the Company’s co-sponsor and affiliate of its Sub-Advisor. The purchase of the 1285 AoA interest was financed by the purchasers with $1.1 billion of acquisition financing and an additional $100.0 million future funding facility, with a seven-year term at a weighted average fixed interest rate of approximately 4.3% per annum. The purchase was approved by the Company’s board of directors, including all of its independent directors.
As of June 30, 2016, the carrying value of the Company’s investment was $1.9 million. For the three and six months ended June 30, 2016, the Company recognized approximately $4,000 in unrealized loss and received no cash distributions.

4.	Related Party Arrangements
Advisor Entities
Subject to certain restrictions and limitations, the Advisor Entities are responsible for managing the Company’s affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on behalf of the Company. The Advisor Entities may delegate certain of their obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to the Advisor Entities include the Advisor Entities and any such affiliated entities. For such services, to the extent permitted by law and regulations, the Advisor Entities receive fees and reimbursements from the Company, of which the Sub-Advisor generally receives 50% of all fees and up to 25% of all reimbursements.
In June 2016, the Company’s advisory agreement with the Advisor was renewed for an additional one-year term commencing on June 30, 2016, and accordingly, the term of the Company’s sub-advisory agreement with the Sub-Advisor was also extended for one year. Both agreements were renewed on terms identical to those in effect through June 30, 2016.
The Company pays the Sub-Advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property. Below is a description and table of the fees and reimbursements incurred to the Advisor Entities.
Fees to Advisor Entities
Asset Management Fee
The Advisor Entities receive a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Acquisition Fee
The Advisor Entities also receive fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by the Company, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an indirect equity investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by the Company to acquire or originate CRE debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle). An acquisition fee incurred related to an equity investment is generally expensed as incurred. A fee paid to the Advisor Entities in connection with the acquisition of an equity or CRE debt investment in an unconsolidated joint venture is generally included in investments in unconsolidated ventures on the consolidated balance sheets when the fair value option is not elected for the investment, but is expensed as incurred when the fair value option is elected. A fee paid to the Advisor Entities in connection with the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the Company’s independent directors, the Advisor Entities receive a disposition fee equal to 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each CRE debt investment sold or syndicated. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Reimbursements to Advisor Entities
Operating Costs
The Advisor Entities are entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor Entities in connection with administrative services provided to the Company. The Advisor Entities allocate, in good faith, indirect costs to the Company related to the Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor Entities. The indirect costs include the Company’s allocable share of the Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to the Company’s affairs. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor Entities receive an acquisition fee or a disposition fee. The Advisor Entities allocate these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor Entities update the board of directors on a quarterly basis of any material changes to the expense allocation and provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

assets for that period. Notwithstanding the above, the Company may reimburse the Advisor Entities for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
Organization and Offering Costs
The Advisor Entities are entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor Entities, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs do not exceed 15% of gross proceeds from the Offering. The Advisor Entities do not expect reimbursable organization and offering costs, excluding selling commissions, dealer manager fees, and distribution fees, to exceed $18.0 million, or approximately 1.0% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor Entities for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company. The Company records organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs are recorded in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity.
Dealer Manager
Selling Commissions, Dealer Manager Fees, and Distribution Fees
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
No selling commissions or dealer manager fees are paid for sales pursuant to the DRP or the Company’s distribution support agreement (“Distribution Support Agreement”).
During the six months ended June 30, 2016, $8,465 of distribution fees were recorded as a reduction to stockholders’ equity. As of June 30, 2016, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on the Company’s consolidated balance sheets, with an offset to additional paid-in capital, was $8,268.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor Entities and the Dealer Manager for the three and six months ended June 30, 2016 and the amount due to related party as of June 30, 2016 and December 31, 2015:

		Three and Six Months Ended	Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	June 30, 2016	June 30, 2016 (Unaudited)	December 31, 2015
Fees to Advisor Entities
Asset management	Asset management and other fees - related party	$7,070	$—	$—
Acquisition(1)	Asset management and other fees- related party	110,098	82,573	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	9,241	—	—
Organization(3)	General and administrative expenses	238	238	1,000
Offering(3)	Cost of capital(4)	4,521	4,521	19,000
Selling commissions / Dealer manager fees / Distribution fees	Cost of capital(4)	38,394	8,399	—
Total		$169,562	$95,731	$20,000
_________________________________________________

(1)
Acquisition fees related to investments in unconsolidated joint ventures are generally included in investments in unconsolidated ventures on the consolidated balance sheets when the fair value option is not elected for the investment, but is expensed as incurred when the fair value option is elected. The Advisor Entities may determine to defer fees or seek reimbursement.

(2)	As of June 30, 2016, the Advisor Entities have incurred unreimbursed operating costs on behalf of the Company of $8.5 million, that remain eligible to allocate to the Company.

(3)	As of June 30, 2016, the Advisor Entities have incurred unreimbursed organization and offering costs on behalf of the Company of $4.1 million, that remain eligible to allocate to the Company.

(4)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
Distribution Support Agreement
Pursuant to the Distribution Support Agreement, NorthStar Realty and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of the Company’s common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association (“IPA”) and adjusted for certain items) to provide additional funds to support distributions to stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of the Company’s Class A common stock for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. For the six months ended June 30, 2016, NorthStar Realty and RXR did not purchase any Class A shares of the Company’s common stock.
NorthStar Realty and RXR
In December 2013, NorthStar Realty entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR is structured so that NSAM may be entitled to certain fees in connection with RXR’s investment management business.
Investment in Unconsolidated Venture
On May 20, 2016, the Company, through a subsidiary of its operating partnership, completed the acquisition of a non-controlling interest in 1285 AoA, a 1.8 million square foot Class-A office building located in midtown Manhattan for a purchase price of approximately $1.9 million, including closing costs. The acquisition was part of an approximately $1.65 billion transaction sourced by RXR, the Company’s co-sponsor and affiliate of its sub-advisor. The purchase of the 1285 AoA interest was financed by the purchasers with $1.1 billion of acquisition financing and an additional $100.0 million future funding facility, with a seven-year term at a weighted average fixed interest rate of approximately 4.3% per annum. The purchase was approved by the Company’s board of directors, including all of its independent directors.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Equity-Based Compensation
The Company adopted a long-term incentive plan (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. All stock issued under the Plan will consist of Class A common stock unless the board of directors of the Company determines otherwise. The Company currently intends to issue awards only to its independent directors under the Plan. The Company will account for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, will be amortized to compensation expense over the vesting period on a straight-line basis. Equity-based compensation will be recorded in general and administrative expenses in the consolidated statements of operations.
Pursuant to the Plan, the Company granted Class A Shares of restricted common stock to its three independent directors concurrent with when the Company made its first investment in May 2016. As of June 30, 2016, the Company’s independent directors were granted a cumulative total of 22,500 Class A shares of restricted common stock for an aggregate value of $0.2 million, based on the share price on the date of each grant. The restricted common stock granted will vest quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $9,479 for the three and six months ended June 30, 2016, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 22,500 as of June 30, 2016.

6.	Stockholders’ Equity
Common Stock from Primary Offering
For the six months ended June 30, 2016, the Company issued 30,787 and 17,317 shares of Class A and Class T common stock, generating gross proceeds of $0.3 million and $0.2 million, respectively. For the year ended December 31, 2015, the Company issued 219,780 shares of Class A common stock, generating gross proceeds of $2.0 million. From inception through June 30, 2016, the Company issued 250,567 and 17,317 shares of Class A and Class T common stock, generating gross proceeds of $2.3 million and $0.2 million, respectively.
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
As of June 30, 2016, the Company raised gross proceeds of $6 pursuant to the DRP.
Distributions
On May 11, 2016, the board of directors of the Company approved a daily cash distribution of $0.000273224 per share of Class A common stock and $0.000273224 per share of Class T common stock less the distribution fees that are payable with respect to such Class T Shares, which is equivalent to an annualized distribution amount of $0.10 per share of the Company’s common stock, less the distribution fee on Class T Shares. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents distributions declared for the six months ended June 30, 2016:

	Distributions(1)
Period	Cash	DRP	Total
January	$—	$—	$—
February	—	—	—
March	—	—	—
April	—	—	—
May	1,036	6	1,042
June	2,139	14	2,153
Total	$3,175	$20	$3,195
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
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
Stock Distribution
In April 2016, the board of directors of the Company approved special stock dividends to all common stockholders of record on the close of business on the earlier of: (a) the date by which the Company raises $100 million pursuant to this offering and (b) December 31, 2016. The special stock dividend will be in an amount equal in value to 5.0% of the current gross offering price of each issued and outstanding Class A and Class T Share on the record date. The special stock dividends will be issued in shares of the same class as the shares on which the stock dividends are being made within 90 days following the record date. No selling commissions or dealer manager fees will be paid in connection with the issuance of the special stock dividends.

7.	Non-controlling Interest
Operating Partnership
Non-controlling interest includes the special limited partnership interest in the Operating Partnership held by the Special Unit Holder and is recorded as its non-controlling interest on the consolidated balance sheets as of June 30, 2016 and December 31, 2015. Income (loss) attributable to the non-controlling interest is based on the Special Unit Holder’s share of the Operating Partnership’s income (loss) and was an immaterial amount for the three and six months ended June 30, 2016.

8.	Fair Value
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
During the second quarter of 2016 the Company adopted guidance issued by the FASB that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV as a practical expedient.
Assets Measured at Fair Value on a Recurring Basis
The following is a description of the valuation technique used to measure fair value of assets accounted for at fair value on a recurring basis and the general classification of the investment pursuant to the fair value hierarchy.
Investment in Unconsolidated Venture
The Company accounts for its investment in an unconsolidated venture at fair value based upon its share of the NAV of the underlying investment companies. The Company reviews the NAV provided by the underlying investment companies on an ongoing basis. As of June 30, 2016, the fair value of the Company’s investment in an unconsolidated venture is $1.9 million. Because the Company utilizes NAV to determine fair value as a practical expedient, the Company will not present its investment in the unconsolidated venture within the fair value hierarchy.

9.	Subsequent Events
Common Stock from Primary Offering
For the period from July 1, 2016 through August 10, 2016, the Company issued 58,264 and 7,746 shares of Class A and Class T common stock, representing gross proceeds of $0.6 million and $0.1 million, respectively.
Distributions
On August 11, 2016, the board of directors of the Company approved a daily cash distribution of $0.000273224 per share of common stock for each of the three months ended December 31, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty and RXR Purchase of Common Stock
On August 11, 2016, the Company’s board of directors approved the sale of 86 and 28 shares of the Company’s Class A common stock for $777 and $259 to NorthStar Realty and RXR, respectively, pursuant to the Distribution Support Agreement.

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
Introduction
We were formed to acquire a high-quality commercial real estate, or CRE portfolio, concentrated in the New York metropolitan area and, in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. We intend to complement this strategy by originating and acquiring: (i) CRE debt including, subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. We were formed on March 21, 2014 as a Maryland corporation and intend to make an election to qualify as a real estate investment trust or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with our taxable year ending December 31, 2016.
We are externally managed by NSAM J-NS/RXR Ltd, or our Advisor, a subsidiary of our co-sponsor NorthStar Asset Management Group Inc. (NYSE: NSAM). NSAM provides asset management and other services to publicly-traded REITs, including NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty, and NorthStar Realty Europe Corp. (NYSE: NRE), NSAM’s sponsored companies that raise capital through the retail market, as well as any future sponsored companies, including funds, joint ventures and partnerships both in the United States and internationally, collectively the NSAM Managed Companies. As of June 30, 2016, NSAM has an aggregate of $40.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and NSAM Managed Companies. We are sub-advised by RXR NTR Sub-Advisor LLC, or our Sub-Advisor, a Delaware limited liability company and a subsidiary of our co-sponsor, RXR Realty LLC, or RXR. RXR is a leading real estate owner, manager and developer in the New York metropolitan area. As of June 30, 2016, RXR’s operating platform managed 89 commercial real estate properties and investments comprising approximately 25.2 million square feet with an aggregate gross asset value of approximately $14.7 billion. In addition, RXR has a residential development pipeline of approximately 3,000 units. We, our Advisor and our Sub-Advisor, entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to our Sub-Advisor. NSAM and RXR are collectively referred to as our Co-Sponsors. Our dealer manager for the Offering is an affiliate of our Advisor and a subsidiary of NSAM.
In June 2016, NSAM announced that it entered into a definitive merger agreement with NorthStar Realty and Colony Capital, Inc., or Colony, providing for the combination of NSAM, NorthStar Realty and Colony into a wholly-owned subsidiary of NSAM, as the surviving publicly-traded company for the combined organization that, upon and following the effective time of the mergers, will be named Colony NorthStar, Inc., or Colony NorthStar. As a result of the mergers, Colony NorthStar will be an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, following the mergers, our Advisor and NorthStar Securities, LLC, or our Dealer Manager, will be subsidiaries of Colony NorthStar. This transaction is expected to close in January 2017, subject to customary closing conditions, including regulatory approvals, and approval by the NSAM’s, NorthStar Realty’s and Colony’s respective shareholders. There is no guarantee this transaction will close on the contemplated terms or within the anticipated timeframe, or at all. We do not expect that this transaction will have a material impact on our operations.
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
Our Investments
The following table presents our investments as of June 30, 2016, which remain unchanged through August 10, 2016:

Investment Type:	Count	Principal Amount / Cost(1)	% of Total
Real estate equity
Operating real estate	Properties
Class-A Office Building(2)	1	$4,893,243	100.0%
Total real estate equity	1	$4,893,243	100.0%
__________________________________________________________

(1)	Based on the gross cost of the investment, which includes gross purchase price (including financing), deferred costs and other assets.

(2)	Represents our proportionate share of the gross cost of the underlying real estate for our investment in unconsolidated venture.
Commercial Real Estate Equity
Overview
Our CRE equity investments are primarily high-quality commercial real estate concentrated in the New York metropolitan area with a focus on office and mixed use properties and a lesser emphasis on multifamily properties. These investments include direct and indirect ownership in real estate and real estate assets that may or may not be structurally senior to a third-party partner’s equity.
Our Portfolio
As of June 30, 2016, and unchanged through August 10, 2016, $4.9 million, or 100% of our assets were invested in real estate properties and our portfolio was 100% occupied with a weighted average lease term of 12.2 years.
The following table presents our real estate property investment through an unconsolidated venture as of June 30, 2016:

Property Type	Number of Portfolios	Number of Properties	Amount(1)	% of Total	Capacity		Primary Locations
Class-A Office Building(2)	1	1	$4,893,243	100.0%	1,790,263	square feet	New York, NY
Total	1	1	$4,893,243	100.0%
______________________________________________________

(1)	Based on the gross cost of investment, which includes gross purchase price (including financing), deferred costs and other assets.

(2)	Represents our proportionate share of the gross cost of the underlying real estate for our investment in unconsolidated venture.
Commercial Real Estate Debt
Our CRE debt investments may include subordinate loans and participations in such loans and preferred equity interests. As of June 30, 2016, we did not own any debt investments.
Commercial Real Estate Securities
Our CRE securities investments may include CMBS, backed by real estate in the New York metropolitan area and may include CDO notes and other securities. As of June 30, 2016, we did not own any securities investments.
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
Outlook and Recent Trends
The New York City economy continues to outperform the national economy experiencing increased labor market participation in the second quarter. At midyear 2016, total employment declined to approximately 4.3 million payrolls, 11,600 jobs below the record high posted in April. At least half of the decline, however, was the result of a seven-week strike by workers against Verizon, whose jobs should be restored in the future. In the twelve month period ending May 2016, total employment in New York City increased by 85,400 jobs, or 2.0%, 40 basis points above the United States growth rate and 110 basis points above the New York State growth rate. New York City’s unemployment rate, at 5.1%, is near its lowest level since the Great Recession.
At the national level, the Federal Reserve’s December 2015 decision to raise the federal funds rate for the first time in almost a decade reflected a consensus that the economic foundation driving the current expansion is solid, as well as the belief that the labor market is close to or already at full employment. While some believe that higher interest rates could potentially reduce investor demand in the broader commercial real estate market, we expect real estate prices and returns to remain attractive. Some of the initial negative reactions to the Brexit vote in June 2016 seems to be dissipating. Initially there was a negative impact to London property stocks, however those stocks have already recovered some of their lost value. We believe that over the next few years, the United Kingdom’s exit from the European Union will be finalized and during that time, other cities around the world could potentially see an uptick in demand as a result. The New York Metropolitan area represents one of the more robust real estate markets in the world given its size, density and economic vitality and while we do not anticipate a massive outflow of capital from London, we believe New York City could be a beneficiary of any movement in capital seeking stability.
We believe the New York metropolitan area will remain a strong market for CRE investing in the United States. Investment sales activity has continued its strong pace in 2016 with 250 transactions totaling $23 billion through the first half of the year, according to Jones Lang LaSalle. While 2016 investment sales activity will likely fall below 2015’s record-breaking year totaling $60.3 billion, the market is on track to outpace the previous five-year average of $36 billion of annual investment activity. New York City continues to attract strong international investment in real estate. Through the second quarter of 2016, 40% of investment volume was attributable to foreign capital. By way of comparison, the next most heavily invested U.S. market is San Francisco/San Jose, with 6.6% of total international capital.
The combination of institutional and foreign investor interest and expanding growth in the media and technology sectors continue to support robust transaction volume and valuations. The recovery of the Manhattan office market since the Great Recession has been driven largely by growth in the creative industries-tech, advertising, media and information, or TAMI, and nonbanking financial services, including asset management and private equity. Manhattan overall asking rents increased to $76.25 per square foot, or PSF, in the second quarter of 2016, due to large lease renewals and strong demand in Midtown South. Asking rents were up from the first quarter of 2016 and ended the second quarter of 2016 above the previous market peak of $72.17 PSF in 2008 according to Newmark Grubb Knight Frank.
The Manhattan office market leased 9.8 million square feet in the second quarter, a slight increase from the 9.4 million square feet leased in the previous quarter, and above the 10-year historical quarterly average of 9.2 million square feet. Through the first half of 2016, leasing activity totaled 19.0 million square feet, outpacing the first half of 2015 which had totaled 18.9 million square feet. Nine of the ten largest deals in New York City occurred in Midtown, which experienced the largest quarterly leasing total in a decade. Manhattan began the year with negative absorption but recovered soundly in the second quarter with 3.2 million square feet of net absorption. Manhattan has experienced positive absorption for six consecutive years and the trend appears to continue into 2016. According to Colliers, Manhattan’s availability rate increased slightly to 10.0% in the second quarter, compared to 9.9% at the end of the first quarter. Availability is at a historically low level since 2008 and well below the Great Recession high of 12.8% in the first quarter of 2009.
In terms of square footage, the size of Manhattan’s office market is larger than the next five U.S. office markets combined. Furthermore, we believe the three main submarkets within Manhattan (Midtown, Midtown South and Downtown) are dynamic and may operate independently. In Midtown, there are at least 12 previously built Class A office buildings that already are, or in the next five years will become more than 75% vacant due to relocations west and south. Companies such as Time Warner, Conde Nast, L’Oréal and KKR are relinquishing contiguous blocks of space in prestigious buildings throughout Midtown’s more traditional submarkets and decamping to new product. Large blocks of previously constructed space in Midtown South and Downtown have been backfilled by Midtown tenants. Tenants that have relocated Downtown now typically pay rent in the $40 to $60 PSF range as opposed to $70 to $90 PSF in Midtown. Class A asking rents in Downtown Manhattan have increased 34.8% in the past three years, but remain 27.7% below the Midtown average per Newmark Grubb Knight Frank.
While Midtown may be facing upcoming vacancies, in Midtown South, landlords have already begun to adjust assets in an attempt to attract rapidly expanding TAMI tenants from increasingly narrow confines of Midtown South. TAMI tenants have focused on Midtown South for its many side-core buildings that sometimes present better opportunities for open-seated floor plans versus Midtown’s center-core assets that may be more conducive to large, private offices. However, several high-profile tech and creative tenants migrated north and west in the last year to take advantage of the larger floor plates as TAMI employment in New York City has increased considerably over the past year, dramatically surpassing the growth rate of the financial industry. Landlords targeting these tenants are adopting modern amenities aimed to please millennials, the core of the industry’s employment base. The TAMI sector accounted for 17.9% of leasing in the second quarter.
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
Second, we believe that a new type low-density suburban product may prove increasingly desirable to both young people, who seek an urban lifestyle yet appreciate the benefits of the suburbs, and retiring baby boomers, who no longer have the financial and physical wherewithal to maintain large suburban residences and who likely find car-dependent lifestyles more challenging. This product may additionally address a challenge facing many suburban communities in a need to grow their tax bases to cover increasing legacy costs with limited land available for development.
New York Metropolitan Area Residential Market
According to Douglas Elliman’s second quarter 2016 Manhattan Sales and Manhattan, Brooklyn and Queens Rentals report, Manhattan housing prices pushed higher, reaching a new record with re-sale inventory and a heavy volume of closings of luxury new development sales that went into contract 12 to 18 months ago. Manhattan median rental prices declined slightly by 0.5% for re-sales but increased 3.3% for new development. Key market drivers include employment gains, a booming tech sector, tight credit conditions and low inventory and mortgage rates.
The amount of supply and construction at the ultra-luxury end of the residential market may be cause for concern, but there is a continued lack of supply and inventory growth for renters and buyers seeking to access more affordable housing. Brooklyn markets moved higher relative to prior year levels while Queens showed weaker results as overall price indicators moved lower. Sales activity in Manhattan remained below the records set last year, but was higher than the long-term average and are expected to stay above average in coming quarters. With the high costs of Manhattan housing and $36 billion of transportation infrastructure development planned in the next two to three years, we believe there will be a significant increase in demand in the surrounding housing markets including Brooklyn, Long Island and Westchester. Brooklyn, New York’s most populous borough with 2.7 million residents, has seen a migration of renters along transportation corridors, raising average rents by 4.0% year-over-year. Long Island is faced with an aging supply of multifamily homes with 78% of all inventory constructed prior to 1990. Further, rental residential demand continues to increase as the aging population and millennials, comprising 40% of the Long Island’s population, search for new housing options. Westchester also suffers from a limited supply of rental apartments, as the percentage of renter-occupied housing units is 38%, among the lowest in the metropolitan area.

Non-traded REIT capital raising was down year over year by 20% in 2014 (with approximately $16 billion in equity raised) and 2015 sales were down 36% year over year compared to 2014. Despite this declining industry trend, our co-sponsor continued to gain market share with its non-traded REITs having a 7% market share in 2014 increasing to 13% in 2015 despite the overall decline in this market. In April of 2016, the retail industry experienced the implementation of FINRA 15-02 related to disclosure on broker-dealer account statements and the final ruling of the U.S. Department of Labor’s “fiduciary” standard for retirement accounts. Although the final fiduciary rule was more favorable to both sponsors and broker-dealers in the retail industry than initial proposals, the impact of both of these events has been a sharp decline in capital raising in the retail market as evidenced by the overall non-traded REIT capital raising being down 57% through June 2016 compared to the first half of 2015. We anticipate the market improving as it adapts to these changes and we expect our capital raising to gain momentum in the near term.
Our Strategy
Our primary business objective is to acquire high-quality commercial real estate, including value-add real estate investment opportunities in the New York metropolitan area and New York City which will allow us to generate consistent current returns, optimize the risk-return dynamic for our stockholders and realize appreciation opportunities in the portfolio. We may also originate and acquire a diversified portfolio of CRE debt and securities, respectively, secured primarily by collateral in the same geographic area. We will focus on investments which emphasize both current income and capital appreciation, seeking to provide a balanced portfolio that leverages our Advisor Entities’ local expertise and maximizes our ability to pursue a range of opportunities throughout the real estate capital structure. We expect to acquire more than a majority of our investments through joint venture arrangements with RXR Value Added Fund III, an institutional real estate investment fund affiliated with RXR, or future funds or investment entities advised by affiliates of RXR. We intend to prudently leverage our real estate assets and other CRE investments in order to diversify our capital and enhance returns. We also believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect shareholder capital.
We expect to use the net proceeds from our continuous, public offering of a maximum of $2.0 billion in shares of common stock, in any combination of Class A Shares and Class T Shares, and proceeds from other financing sources to carry out our primary business objectives of acquiring, originating and managing our investment portfolio. We raised total gross proceeds of $3.1 million from inception through August 10, 2016.
The following table presents our investment activity in 2016 and from inception through August 10, 2016:

	Six Months Ended	From Inception through
	June 30, 2016	August 10, 2016
Investment Type:	Amount(1)	Amount(1)
Real estate equity(2)	$4,893,243	$4,893,243
Total	$4,893,243	$4,893,243
__________________________________

(1)	Based on the gross cost of the investment, which includes gross purchase price (including financing), deferred costs and other assets.

(2)	Represents our proportionate share of the gross cost of the underlying real estate for our investment in unconsolidated venture.
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
Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of us, our operating partnership, or Operating Partnership, and our consolidated subsidiaries. We consolidate variable interest entities, or VIEs, if any, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in our consolidation as of June 30, 2016 and December 31, 2015.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. We base the qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. We reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to our business activities and the other interests. We reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether each investment or financing is a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We will not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or a simple majority vote.
We perform on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. We expense certain acquisition costs and fees associated with consolidated investments deemed to be business combinations and capitalize these costs for investments deemed to be acquisitions of an asset, including an equity method investment.
We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We may record the change in fair value for our share of the projected future cash flow or may follow the practical expedient of the net asset value of the underlying fund investment based on the most recent available information. We have elected the fair value option to account for our investment in an unconsolidated venture. We will record the change in fair value from one period to another in unrealized gain (loss) on unconsolidated venture on the consolidated statements of operations.
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
Operating Real Estate
We will account for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. Ordinary repairs and maintenance will be expensed as incurred. Operating real estate will be carried at historical cost less accumulated depreciation. Operating real estate will be depreciated using the straight-line method over the estimated useful life of the assets. Construction costs incurred in connection with the Company’s investments will be capitalized and included in operating real estate, net on the consolidated balance sheets. Construction in progress will not be depreciated until the development is substantially completed. Costs directly related to an acquisition deemed to be a business combination will be expensed and included in transaction costs in the consolidated statements of operations. We will evaluate whether a real estate acquisition constitutes a business and whether business combination accounting is appropriate.

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
Real Estate Securities
We will classify its CRE securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be recorded as a component of accumulated OCI in the consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate will be derived from leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases will be for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases will be included in unbilled rent receivable on the consolidated balance sheets. We will amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue will be accrued in the same period as the expenses are incurred.
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, we will evaluate the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, we may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts will be included within depreciation and amortization in our consolidated statements of operations.
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
Credit Losses and Impairment on Investments
Operating Real Estate
Our real estate portfolio will be reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value will be considered impaired if our estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, we will consider U.S. macroeconomic factors, real estate sector, asset specific conditions and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations.

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
Investments in Unconsolidated Ventures
We will review our investments in unconsolidated ventures for which we did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, we will consider U.S. and global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by the accounting principles generally accepted by the United States, or U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for us will be January 1, 2018. We are in the process of evaluating the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on our consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently assessing the impact, if any, of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  Additionally, entities will have to disclose significantly more information including information used to track credit quality by year of origination for most financing receivables.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.  Early adoption is permitted.  We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Three Months Ended June 30, 2016:

Three Months Ended June 30, 2016
Expenses
Asset management and other fees - related party	$117,168
General and administrative expenses	19,952
Total expenses	137,120

Other income (loss)
Unrealized gain (loss) on unconsolidated venture	(3,621)

Net income (loss)	$(140,741)
On May 20, 2016 we made our first investment.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party of approximately $117,000 relates to acquisition and asset management fees incurred from the investment in 1285 Avenue of the Americas, or 1285 AoA.
General and Administrative Expenses
General and administrative expenses are principally incurred by our Operating Partnership. General and administrative expenses of approximately $20,000 primarily relate to operating expenses and the amortization of equity based compensation for shares of restricted stock granted to our board of directors.
Unrealized gain (loss) on Unconsolidated Venture
The investment in the 1285 AoA unconsolidated venture incurred an unrealized loss of approximately $4,000 due to a reduction in the net asset value, or NAV, related to general and administrative expenses incurred during the formation of the subsidiary investment vehicle.

Six Months Ended June 30, 2016:

Six Months Ended June 30, 2016
Expenses
Asset management and other fees - related party	$117,168
General and administrative expenses	20,130
Total expenses	137,298

Other income (loss)
Unrealized gain (loss) on unconsolidated venture	(3,621)

Net income (loss)	$(140,919)
On May 20, 2016 we made our first investment.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party of approximately $117,000 relates to acquisition and asset management fees incurred from the investment in 1285 AoA.
General and Administrative Expenses
General and administrative expenses are principally incurred by our Operating Partnership. General and administrative expenses of approximately $20,000 primarily relate to operating expenses and the amortization of equity based compensation for shares of restricted stock granted to our board of directors.
Unrealized gain (loss) on Unconsolidated Venture
The investment in the 1285 AoA unconsolidated venture incurred an unrealized loss of approximately $4,000 due to a reduction in NAV, related to general and administrative expenses incurred during the formation of the subsidiary investment vehicle.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We may access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of August 10, 2016, we had $1.1 million of investable cash.
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
Cash Flows
The following presents our consolidated statement of cash flows for the six months ended June 30, 2016:

Six Months Ended June 30, 2016
Cash flow provided by (used in):
Operating activities	$(65,008)
Investing activities	(1,900,000)
Financing activities	436,645
Net increase (decrease) in cash	$(1,528,363)
Six Months Ended June 30, 2016
Operating Activities
Net cash used in operating activities was $65,008 for the six months ended June 30, 2016, primarily related to asset management and other fees incurred as a result of our investment in 1285 AoA.
Investing Activities
Net cash used in investing activities was $1,900,000 for the six months ended June 30, 2016, related to our investment in 1285 AoA.
Financing Activities
Net cash provided by financing activities was $436,645 for the six months ended June 30, 2016, related to proceeds from the issuance of common stock, offset by dividends paid on our common stock.
Off-Balance Sheet Arrangements
We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made an investment in an unconsolidated venture. Refer to Note 3 “Investment in Unconsolidated Venture” in Item 1. “Financial Statements” for a discussion of such unconsolidated venture in our consolidated financial statements. Our exposure to loss is limited to the carrying value of our investment.
Related Party Arrangements
Advisor Entities
Subject to certain restrictions and limitations, our Advisor Entities are responsible for managing our affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on our behalf. Our Advisor Entities may delegate certain of their obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to the Advisor Entities include the Advisor Entities and any such affiliated entities. For such services, to the extent permitted by law and regulations, our Advisor Entities receive fees and reimbursements from us, of which our Sub-Advisor generally receives 50% of all fees and up to 25% of all reimbursements.
In June 2016, our advisory agreement with our Advisor was renewed for an additional one-year term commencing on June 30, 2016, and accordingly, the term of our sub-advisory agreement with our Sub-Advisor was also extended for one year. Both agreements were renewed on terms identical to those in effect through June 30, 2016.
We pay our Sub-Advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property. Below is a description and table of the fees and reimbursements incurred to our Advisor Entities.
Fees to Advisor Entities
Asset Management Fee
Our Advisor Entities receive a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).
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
Acquisition Fee
Our Advisor Entities also receive fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by us, including acquisition costs and any financing attributable to an equity investment (or our proportionate share thereof in the case of an indirect equity investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by us to acquire or originate CRE debt investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle). An acquisition fee incurred related to an equity investment is generally expensed as incurred. A fee paid to our Advisor Entities in connection with the acquisition of an equity or CRE debt investment in an unconsolidated joint venture is generally included in investments in unconsolidated ventures on our consolidated balance sheets when the fair value option is not elected for the investment, but is expensed as incurred when the fair value option is elected. A fee paid to our Advisor Entities in connection with the origination or acquisition of CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by our independent directors, our Advisor Entities receive a disposition fee equal to 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each CRE debt investment sold or syndicated. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Reimbursements to Advisor Entities
Operating Costs
Our Advisor Entities are entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor Entities in connection with administrative services provided to us. Our Advisor Entities allocate, in good faith, indirect costs to us related to our Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor Entities. The indirect costs include our allocable share of our Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to our affairs. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of our Advisor) and other personnel involved in activities for which our Advisor Entities receive an acquisition fee or a disposition fee. Our Advisor Entities allocate these costs to us relative to their and their affiliates’ other managed companies in good faith and have reviewed the allocation with our board of directors, including our independent directors. Our Advisor Entities update the board of directors on a quarterly basis of any material changes to the expense allocation and provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor Entities for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
Organization and Offering Costs
Our Advisor Entities are entitled to receive reimbursement for organization and offering costs paid on our behalf in connection with our Offering. We are obligated to reimburse our Advisor Entities, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs do not exceed 15% of gross proceeds from our Offering. Our Advisor Entities do not expect reimbursable organization and offering costs, excluding selling commissions, dealer manager fees and distribution fees, to exceed $18.0 million, or approximately 1.0% of the total proceeds available to be raised from our Offering. We will not reimburse our Advisor Entities for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us. We record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs are recorded in general and administrative expenses in our consolidated statements of operations and offering costs were recorded as a reduction to equity.
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
No selling commissions or dealer manager fees are paid for sales pursuant to our DRP or our distribution support agreement, or our Distribution Support Agreement.
During the six months ended June 30, 2016, $8,465 of distribution fees were recorded as a reduction to stockholders’ equity. As of June 30, 2016, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on our consolidated balance sheets, with an offset to additional paid-in capital, was $8,268.

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor Entities and our Dealer Manager for the three and six months ended June 30, 2016 and the amount due to related party as of June 30, 2016 and December 31, 2015:

		Three and Six Months Ended	Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	June 30, 2016	June 30, 2016	December 31, 2015
Fees to Advisor Entities
Asset management	Asset management and other fees - related party	$7,070	$—	$—
Acquisition(1)	Asset management and other fees- related party	110,098	82,573	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	9,241	—	—
Organization(3)	General and administrative expenses	238	238	1,000
Offering(3)	Cost of capital(4)	4,521	4,521	19,000
Selling commissions / Dealer manager fees / Distribution fees	Cost of capital(4)	38,394	8,399	—
Total		$169,562	$95,731	$20,000
_________________________________________________

(1)
Acquisition fees related to investments in unconsolidated joint ventures are generally included in investments in unconsolidated ventures on the consolidated balance sheets when the fair value option is not elected for the investment, but is expensed as incurred when the fair value option is elected. The Advisor Entities may determine to defer fees or seek reimbursement.

(2)	As of June 30, 2016, our Advisor Entities have incurred unreimbursed operating costs on our behalf of $8.5 million, that remain eligible to allocate to us.

(3)	As of June 30, 2016, our Advisor Entities have incurred unreimbursed organization and offering costs on our behalf of $4.1 million, that remain eligible to allocate to us.

(4)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.
Distribution Support Agreement
Pursuant to our Distribution Support Agreement, NorthStar Realty and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of our common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association, or the IPA, and adjusted for certain items) to provide additional funds to support distributions to our stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of our Class A common stock for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. For the six months ended June 30, 2016, NorthStar Realty and RXR did not purchase any Class A shares of our common stock.
NorthStar Realty and RXR
In December 2013, NorthStar Realty entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR is structured so that NSAM may be entitled to certain fees in connection with RXR’s investment management business.
Investment in Unconsolidated Venture
On May 20, 2016, through a subsidiary of our operating partnership, we completed the acquisition of a non-controlling interest in 1285 AoA, a 1.8 million square foot Class-A office building located in midtown Manhattan for a purchase price of approximately $1.9 million, including closing costs. The acquisition was part of an approximately $1.65 billion transaction sourced by RXR, our co-sponsor and affiliate of its sub-advisor. The purchase of the 1285 AoA interest was financed by the purchasers with $1.1 billion of acquisition financing and an additional $100.0 million future funding facility, with a seven-year term at a weighted average fixed interest rate of approximately 4.3% per annum. The purchase was approved by our board of directors, including all of its independent directors.

Recent Developments
Common Stock from Primary Offering
For the period from July 1, 2016 through August 10, 2016, we issued 58,264 and 7,746 shares of Class A and Class T common stock, representing gross proceeds of $0.6 million and $0.1 million, respectively.
Distributions
On August 11, 2016, our board of directors approved a daily cash distribution of $0.000273224 per share of common stock for each of the three months ended December 31, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty and RXR Purchase of Common Stock
On August 11, 2016, our board of directors approved the sale of 86 and 28 shares of our Class A common stock for $777 and $259 to NorthStar Realty and RXR, respectively, pursuant to the Distribution Support Agreement.
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
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO, both of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
Changes in the accounting and reporting rules under U.S. GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. For instance, the accounting treatment for acquisition fees related to business combinations has changed from being capitalized to being expensed. Additionally, publicly registered, non-traded REITs are typically different from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their initial public offering have been fully invested and when they may seek to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition and development stage, albeit at a substantially lower pace.
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore included in the computation of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. We adjust MFFO for the amortization of acquisition fees in the period when such amortization is recognized under U.S. GAAP. Acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, in general, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
Acquisition fees and expenses paid to our Advisor and third parties in connection with the acquisition of equity investments are generally considered expenses and are included in the determination of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under

U.S. GAAP. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore, if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operating earnings, cash flow or net proceeds from the sale of investments or properties. All paid and accrued acquisition fees and expenses will have negative effects on future distributions to stockholders and cash flow generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
The origination and acquisition of debt investments and the corresponding acquisition fees paid to our Advisor (and any offsetting origination fees received from our borrowers) associated with such activity is a key operating feature of our business plan that results in generating income and cash flow in order to make distributions to our stockholders. Therefore, the exclusion for acquisition fees may be of limited value in calculating operating performance because acquisition fees affect our overall long-term operating performance and may be recurring in nature as part of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense) over our life.
Due to certain of the unique features of publicly-registered, non-traded REITs, the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the SEC nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP. In addition, MFFO is not a useful measure in evaluating NAV since an impairment is taken into account in determining NAV but not in determining MFFO.
We define MFFO in accordance with the concepts established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for the non-recurring impact of the non-cash effect of deferred income tax benefits or expenses, as applicable, as such items are not indicative of our operating performance. Similarly, we adjust for the non-cash effect of unrealized gains or losses on unconsolidated ventures. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s operating performance. The IPA’s definition of MFFO excludes from FFO the following items:

•	acquisition fees and expenses;

•
non-cash amounts related to straight-line rent and the amortization of above or below market and in-place intangible lease assets and liabilities (which are adjusted in order to reflect such payments from an accrual basis of accounting under U.S. GAAP to a cash basis of accounting);

•	amortization of a premium and accretion of a discount on debt investments;

•	non-recurring impairment of real estate-related investments that meet the specified criteria identified in the rules and regulations of the SEC;

•	realized gains (losses) from the early extinguishment of debt;

•
realized gains (losses) on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our business;

•
unrealized gains (losses) from fair value adjustments on real estate securities, including CMBS and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;

•	adjustments related to contingent purchase price obligations; and

•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.
Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.
MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves/impairment on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. With respect to debt investments, we consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If the estimated fair value of the underlying collateral for the debt investment is less than its net carrying value, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. With respect to a real estate investment, a property’s value is considered impaired if our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. The value of our investments may be impaired and their carrying values may not be recoverable due to our limited life. Investors should note that while impairment charges are excluded from the calculation of MFFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flow and the relatively limited term of a non-traded REIT’s anticipated operations, it could be difficult to recover any impairment charges through operational net revenues or cash flow prior to any liquidity event.
We believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and stockholders in assessing our future operating performance once our organization and offering and acquisition and development stages are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-traded REITs, including if we were to extend our acquisition and development stage or if we determined not to pursue an exit strategy.
However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on debt investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions and other adjustments listed above are not reported in MFFO, even though such realized gains (losses) and other adjustments could affect our operating performance and cash available for distribution. Stockholders should note that any cash gains generated from the sale of investments would generally be used to fund new investments. Any mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions.
Neither FFO nor MFFO is equivalent to net income (loss) or cash flow provided by operating activities determined in accordance with U.S. GAAP and should not be construed to be more relevant or accurate than the U.S. GAAP methodology in evaluating our operating performance. Neither FFO nor MFFO is necessarily indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Furthermore, neither FFO nor MFFO should be considered as an alternative to net income (loss) as an indicator of our operating performance.

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Funds from operations:
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(140,688)	$(140,866)
Funds from operations attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(140,688)	$(140,866)
Modified funds from operations:
Funds from operations attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(140,688)	$(140,866)
Adjustments:
Acquisition fees and transaction costs	110,098	110,098
Unrealized (gain) loss on unconsolidated venture	3,621	3,621
Modified funds from operations attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(26,969)	$(27,147)
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From May 16, 2016 through June 30, 2016, we paid an annualized distribution amount of $0.10 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
Distributions(1)
Cash	$3,175
DRP	20
Total	$3,195

Sources of Distributions(1)
Funds from Operations	$—	—%

Offering proceeds - Distribution support	1,036	32%
Offering proceeds - Other	2,159	68%
Total	$3,195	100%

Cash Flow Provided by (Used in) Operations	$(65,008)
_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
Distributions in excess of our cash flow provided by operations were paid using Offering proceeds related to distribution support. Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. Future distributions declared and paid may exceed cash flow provided by operations. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted.
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

As of June 30, 2016, our assets only consisted of cash, held in a non-interest bearing account, and an investment in an unconsolidated venture, so any change in interest rates would have no impact on our earnings.

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
Item 1A.    Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 8, 2016, except as noted below.
NSAM, our co-sponsor and the parent company of our advisor, announced that it entered into a merger agreement with Colony and NorthStar Realty, which could have an adverse impact on our business.
In June 2016, NSAM, our co-sponsor and the parent company of our advisor, announced that it entered into a merger agreement with Colony and NorthStar Realty, providing for the combination of NSAM, NorthStar Realty and Colony, which following the effective time of the mergers, will be publicly-traded and named Colony NorthStar, Inc., or Colony NorthStar. As a result of the mergers, Colony NorthStar will be an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, as a result of the mergers, our advisor and dealer manager will be subsidiaries of Colony NorthStar.
The proposed mergers may be time consuming and disruptive to NSAM’s business operations, including its service to us as our advisor and our co-sponsor. It is also expected that, as part of the mergers, there will be changes to the composition of NSAM’s board of directors, certain of its senior management team and certain members of our advisor’s investment committee. In addition, it may be difficult for Colony NorthStar to address integration challenges following the completion of the mergers, and the anticipated benefits of the integration of the three companies may not be realized fully or at all. These changes to our co-sponsor and our advisor could be disruptive to our business and operations, as we are dependent on our advisor for the management of our day-to-day affairs. Further, the completion of the mergers may give rise to additional conflicts of interest and competition for investment opportunities among Colony NorthStar, us and other companies managed by Colony NorthStar.
The proposed mergers are subject to customary closing conditions and there can be no assurance that they will be consummated. In the event that the proposed mergers are not consummated, NSAM will have expended considerable resources but neither we nor NSAM will realize any expected benefits of the proposed mergers. In addition, if the merger transaction is consummated, any value created for NSAM’s stockholders may not result in the creation of value for our stockholders.
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

Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exclusion from the definition of “investment company” in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis (exclusive of U.S. government securities and cash items). This requirement limits the types of businesses in which we may engage through these joint venture partnerships and subsidiaries. We must monitor our holdings and those of our operating partnership to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of U. S. government securities and cash items) on an unconsolidated basis. Through our operating partnership’s subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate.
Most of these subsidiaries will rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in [the business of] purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary’s portfolio be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualification for exclusion from registration under the Investment Company Act will limit our ability to acquire or sell certain assets and also could restrict the time at which we may acquire or sell assets. For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C) and accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
Because of the acquisition of an indirect interest in 1285 Avenue of the Americas, our only investment is an investment security for purposes of the 40% test. As a result, we do not currently satisfy the 40% test. We are now relying upon Rule 3a-2 for our exemption from registration under the Investment Company Act. That rule provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements for another exemption from registration as an investment company.
Reliance upon Rule 3a-2 is permitted only once every three years. As a result, if we fail to maintain our exclusion from registration, within that three year period, and another exemption is not available, we may be required to register as an investment company, or we may be required to acquire and/or dispose of assets in order to meet the 40% test or other tests for exclusion. Any such asset acquisitions or dispositions may be of assets that we would not acquire or dispose in the ordinary course of our business, may be at unfavorable prices or may impair our ability to make distributions to shareholders and result in a decline in the price of our common shares. If we are required to register under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including limitations on our ability to employ leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the Investment Company Act could limit our ability to follow our current investment and financing strategies, impair our ability to make distributions to our common shareholders and have an adverse impact on our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
During the period covered by this Form 10-Q, we did not issue any equity securities that were not registered under the
Securities Act of 1933, as amended, or Securities Act.
Our registration statement on Form S-11 (File No. 333-200617), covering our Offering of up to $1,800,000,000 in shares of common stock offered pursuant to our Primary Offering and up to $200,000,000 in shares of common stock offered pursuant to our DRP was declared effective under Securities Act of 1933, as amended, or the Securities Act on February 9, 2015. Our shares of common stock are being offered in any combination of the two classes of shares of our common stock: Class A shares and Class T shares. The offering price for the shares in our Primary Offering is $10.1111 per Class A Share and $9.5538 per Class T Share. Our DRP shares are being offered at $9.81 per Class A Share and $9.27 per Class T Share. We expect to sell the shares registered in our Offering over a two-year period ending February 9, 2017, unless extended by our board of directors. From inception through June 30, 2016, our Advisor Entities incurred organization and offering costs of $4.1 million on our behalf.
On December 23, 2015, we satisfied the minimum offering amount in our Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively, at $9.10 per share.

As of June 30, 2016, we issued the following shares of common stock and raised the following gross proceeds:

	Shares	Proceeds
Primary Offering	267,884	$2,475,945
DRP	—	6
Total	267,884	$2,475,951
For the period from the commencement of our Offering through June 30, 2016, we issued 0.3 million shares of common stock generating total gross proceeds of $2.5 million pursuant to our Offering, including $6 of gross proceeds pursuant to our DRP.
From the commencement of our Offering through June 30, 2016, we incurred $24,309 in selling commissions, $13,889 in dealer manager fees, $196 in distribution fee and $23,521 in other offering costs in connection with the issuance and distribution of our registered securities and $29,044 of these costs have been reallowed to third parties.
From the commencement of our Offering through June 30, 2016, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $2.4 million. From the commencement of our Offering through June 30, 2016, we used proceeds of $1.9 million to purchase an indirect interest in a real estate equity investment and $0.1 million to pay our Advisor Entities acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective February 9, 2015, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability, if the disability is deemed qualifying by our board of directors in their sole discretion and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares pursuant to our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. As of June 30, 2016, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
As of June 30, 2016, our independent directors were granted a cumulative total of 22,500 Class A shares of restricted common stock for an aggregate value of $227,500, based on the share price on the date of each grant. All shares will generally vest quarterly over two years; provided, however, that the restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in our control. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

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
4.2
Distribution Reinvestment Plan (included as Appendix C to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on October 6, 2015 and incorporated herein by reference)

10.1
Limited Partnership Agreement of RXR VAF III 1285 Co-Investor Parallel LP, dated as of May 20, 2016, by and between RXR VAF III 1285 GP LP and 1285 Investor NT-NSR, LLC (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on May 26, 2016 and incorporated herein by reference)

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
The following materials from the NorthStar/RXR New York Metro Real Estate, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016; (iii) Consolidated Statements of Equity for the six months ended June 30, 2016 (unaudited) and year ended December 31, 2015; (iv) Consolidated Statement of Cash Flows (unaudited) for the six months ended June 30, 2016; and (v) Notes to Consolidated Financial Statements (unaudited).

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar/RXR New York Metro Real Estate, Inc.
Date:	August 11, 2016	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Co-Chairman, Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer