Form 10-Q
period 2016-09-30
NorthStar/RXR New York Metro Real Estate, Inc.
filed 2016-11-14
CIK 1603671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
The Company has 431,346 shares of Class A common stock, $0.01 par value per share, and 78,506 shares of Class T common stock, $0.01 par value per share, outstanding as of November 4, 2016.

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

•
the impact of our co-sponsor’s recently announced merger agreement with NorthStar Realty Finance Corp. and Colony Capital, Inc., including the ability to consummate the merger on the terms contemplated or at all, and whether any of the anticipated benefits to our advisor’s and its affiliates’ platform will be realized in full or at all;

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

PART I.    Financial Information
Item 1.    Financial Statements
NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash	$1,957,266	$2,201,007
Investment in unconsolidated venture, at fair value	1,904,254	—
Receivables, net	53,226	—
Total assets(1)	$3,914,746	$2,201,007

Liabilities
Due to related party	$44,733	$20,000
Distribution payable	3,252	—
Total liabilities(1)	47,985	20,000

Equity
NorthStar/RXR New York Metro Real Estate, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value, 120,000,000 shares authorized, 420,991 and 242,003 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	4,210	2,420
Class T common stock, $0.01 par value, 280,000,000 shares authorized, 50,662 shares issued and outstanding as of September 30, 2016 and no shares issued and outstanding as of December 31, 2015	507	—
Additional paid-in capital	4,055,034	2,178,587
Retained earnings (accumulated deficit)	(193,936)	(999)
Total NorthStar/RXR New York Metro Real Estate, Inc. stockholders’ equity	3,865,815	2,180,008
Non-controlling interest	946	999
Total equity	3,866,761	2,181,007
Total liabilities and equity	$3,914,746	$2,201,007
_________________________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar/RXR Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.98%. As of September 30, 2016, the assets and liabilities of the Operating Partnership did not include any consolidated VIEs. Refer to Note 2, “Summary of Significant Accounting Policies”.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Expenses
Asset management and other fees - related party	$15,292	$132,460
General and administrative expenses	39,771	59,901
Total expenses	55,063	192,361
Income (loss) before equity in earnings (losses) of unconsolidated venture	(55,063)	(192,361)
Equity in earnings (losses) of unconsolidated venture	15,029	11,408
Net income (loss)	(40,034)	(180,953)
Net (income) loss attributable to non-controlling interest	—	53
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(40,034)	$(180,900)
Net income (loss) per share, basic/diluted	$(0.11)	$(0.61)
Weighted average number of shares outstanding, basic/diluted	379,980	294,245
Distributions declared per share of common stock	$0.03	$0.04

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	22,223	$222	—	$—	$199,785	$—	$200,007	$1,000	$201,007
Net proceeds from issuance of common stock	219,780	2,198	—	—	1,978,802	—	1,981,000	—	1,981,000
Net income (loss)	—	—	—	—	—	(999)	(999)	(1)	(1,000)
Balance as of December 31, 2015	242,003	$2,420	—	$—	$2,178,587	$(999)	$2,180,008	$999	$2,181,007
Net proceeds from issuance of common stock	156,438	1,564	50,659	507	1,838,238	—	1,840,309	—	1,840,309
Issuance and amortization of equity based-based compensation	22,500	225	—	—	37,692	—	37,917	—	37,917
Distributions declared	—	—	—	—	—	(12,037)	(12,037)	—	(12,037)
Proceeds from distribution reinvestment plan	50	1	3	—	517	—	518	—	518
Net income (loss)	—	—	—	—	—	(180,900)	(180,900)	(53)	(180,953)
Balance as of September 30, 2016 (Unaudited)	420,991	$4,210	50,662	$507	$4,055,034	$(193,936)	$3,865,815	$946	$3,866,761

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30, 2016
Cash flows from operating activities:
Net income (loss)	$(180,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	37,917
Equity in (earnings) losses of unconsolidated venture	(11,408)
Dividends from unconsolidated venture	7,154
Changes in assets and liabilities:
Due to related party	22
Net cash provided by (used in) operating activities	(147,268)
Cash flows from investing activities:
Investment in unconsolidated venture	(1,900,000)
Net cash provided by (used in) investing activities	(1,900,000)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,810,757
Net proceeds from issuance of common stock, related party	1,037
Distributions paid on common stock	(8,785)
Proceeds from distribution reinvestment plan	518
Net cash provided by (used in) financing activities	1,803,527
Net increase (decrease) in cash	(243,741)
Cash - beginning of period	2,201,007
Cash - end of period	$1,957,266

Supplemental disclosure of non-cash financing activities:
Accrued cost of capital (refer to Note 4)	$26,485
Subscriptions receivable, gross	55,000
Distribution payable	3,252

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

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 9, 2016.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIEs”), if any, where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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
The Company adopted the new consolidation guidance (refer to Recent Accounting Pronouncements) on January 1, 2016 which resulted in the identification of the Operating Partnership as a VIE. Prior to the adoption of the standard, the Operating Partnership was consolidated under the voting interest model. The Operating Partnership is a VIE because the non-controlling interests do

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

not have substantive kick-out or participating rights. The Company consolidates this entity because it controls all significant business activities.
As of September 30, 2016, the Company identified unconsolidated VIEs related to its investment in an unconsolidated venture. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of September 30, 2016. The Company did not provide financial support to the unconsolidated VIEs during the nine months ended September 30, 2016. As of September 30, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs. The Company’s maximum exposure to loss as of September 30, 2016 would not exceed its investment in the VIEs. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. The Company records as an expense certain acquisition costs and fees associated with consolidated investments deemed to be business combinations and capitalizes these costs for investments deemed to be acquisitions of an asset, including an equity method investment.
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for its investment in an unconsolidated venture and records the corresponding results from operations, which includes dividends received and its share of the change in fair value of the underlying investment, as equity in earnings (losses) of unconsolidated venture on the consolidated statements of operations. The Company measures fair value using the net asset value (“NAV”) of the underlying investment as a practical expedient as permitted by the guidance on fair value measurement. Dividends received in excess of cumulative equity in earnings from the unconsolidated venture will be deemed as a return of capital.
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
Operating Real Estate
Operating real estate will be carried at historical cost less accumulated depreciation. Operating real estate will be depreciated using the straight-line method over the estimated useful life of the assets. Ordinary repairs and maintenance will be expensed as incurred. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. The Company will account for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, improvements and other identified intangibles. Costs directly related to an acquisition deemed to be a business combination will be expensed and included in transaction costs in the consolidated statements of operations. As of September 30, 2016, the Company did not own any operating real estate investments.
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where the Company does not intend to hold the loan for the foreseeable future or until its expected payoff will be classified as held for sale and recorded at the lower of cost or estimated value. As of September 30, 2016, the Company did not own any debt investments.
The Company may syndicate a portion of the CRE debt investments that it will originate or sell the CRE debt investments individually. When a transaction meets the criteria for sale accounting, the Company will no longer recognize the CRE debt investment sold as an asset and will recognize gain or loss based on the difference between the sales price and the carrying value of the CRE debt investment sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale will be recognized as an adjustment to the gain or loss on sale, which will be included in interest income on the consolidated statement of operations. Any fees received at the time of sale or syndication will be recognized as part of interest income.
Real Estate Securities
The Company will classify its CRE securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of September 30, 2016, the Company did not own any securities investments.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor Entities, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the nine months ended September 30, 2016, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor Entities related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets when the fair value option is not elected for the investment, but is expensed as incurred when the fair value option is elected. An acquisition fee paid to the Advisor Entities related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within rental and other income for above- and below-market lease intangibles and depreciation and amortization for the remaining lease related assets groups in the consolidated statements of operations.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company concluded that this guidance will not have any impact on its consolidated financial position, results of operations or financial statement disclosures.
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
In September 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows as they may have aspects of more than one class of cash flows. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact, if any, that this guidance will have on its statement of cash flows.

3.	Investment in Unconsolidated Venture
The following is a description of the Company’s investment in an unconsolidated venture, which the Company has elected to account for under the fair value option.
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
As of September 30, 2016, the carrying value of the Company’s investment was $1.9 million. For the three and nine months ended September 30, 2016, the Company recognized equity in earnings (losses) of unconsolidated venture of $15,029 and $11,408, respectively, which includes dividends received of $7,154 and the remainder related to changes in fair value of the investment.

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
During the nine months ended September 30, 2016, $24,881 of distribution fees were recorded as a reduction to stockholders’ equity. As of September 30, 2016, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on the Company’s consolidated balance sheets, with an offset to additional paid-in capital, was $24,031.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor Entities and the Dealer Manager for the three and nine months ended September 30, 2016 and the amount due to related party as of September 30, 2016 and December 31, 2015:

		Three Months Ended	Nine Months Ended	Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	September 30, 2016	September 30, 2016	September 30, 2016 (Unaudited)	December 31, 2015
Fees to Advisor Entities
Asset management	Asset management and other fees - related party	$15,292	$22,362	$—	$—
Acquisition(1)	Asset management and other fees- related party	—	110,098	—	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	9,175	18,415	—	—
Organization(3)	General and administrative expenses	782	1,020	1,020	1,000
Offering(3)	Cost of capital(4)	14,870	19,391	19,391	19,000
Selling Commissions	Cost of capital(4)	71,310	95,619	—	—
Dealer Manager Fees	Cost of capital(4)	46,840	60,729	—	—
Distribution Fees	Cost of capital(4)	654	850	24,322	—
Total		$158,923	$328,484	$44,733	$20,000
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

(2)	As of September 30, 2016, the Advisor Entities have incurred unreimbursed operating costs on behalf of the Company of $10.2 million, that remain eligible to allocate to the Company.

(3)	As of September 30, 2016, the Advisor Entities have incurred unreimbursed organization and offering costs on behalf of the Company of $4.5 million, that remain eligible to allocate to the Company.

(4)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
Distribution Support Agreement
Pursuant to the Distribution Support Agreement, NorthStar Realty and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of the Company’s common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association (“IPA”) and adjusted for certain items) to provide additional funds to support distributions to stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of the Company’s Class A common stock for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. For the nine months ended September 30, 2016, pursuant to the Distribution Support Agreement, NorthStar Realty and RXR purchased an additional 86 and 28 shares of the Company’s Class A common stock, respectively, for an aggregate amount of approximately $1,000.
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
Pursuant to the Plan, the Company granted Class A Shares of restricted common stock to its three independent directors concurrent with when the Company made its first investment in May 2016. As of September 30, 2016, the Company’s independent directors were granted a cumulative total of 22,500 Class A shares of restricted common stock for an aggregate value of $0.2 million, based on the share price on the date of each grant. The restricted common stock granted will vest quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $28,437 and $37,917, for the three and nine months ended September 30, 2016, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 19,688 as of September 30, 2016.

6.	Stockholders’ Equity
Common Stock from Primary Offering
For the nine months ended September 30, 2016, the Company issued 156,438 and 50,659 shares of Class A and Class T common stock, generating gross proceeds of $1.6 million and $0.5 million, respectively. For the year ended December 31, 2015, the Company issued 219,780 shares of Class A common stock, generating gross proceeds of $2.0 million. From inception through September 30, 2016, the Company issued 376,218 and 50,659 shares of Class A and Class T common stock, generating gross proceeds of $3.6 million and $0.5 million, respectively.
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
As of September 30, 2016, the Company raised gross proceeds of $518 pursuant to the DRP.
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents distributions declared for the nine months ended September 30, 2016:

	Distributions(1)
Period	Cash	DRP	Total
January	$—	$—	$—
February	—	—	—
March	—	—	—
April	—	—	—
May	1,036	6	1,042
June	2,139	14	2,153
July	2,511	48	2,559
August	2,581	450	3,031
September	2,545	707	3,252
Total	$10,812	$1,225	$12,037
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
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
Operating Partnership
Non-controlling interest includes the special limited partnership interest in the Operating Partnership held by the Special Unit Holder and is recorded as its non-controlling interest on the consolidated balance sheets as of September 30, 2016 and December 31, 2015. Income (loss) attributable to the non-controlling interest is based on the Special Unit Holder’s share of the Operating Partnership’s income (loss) and was an immaterial amount for the three and nine months ended September 30, 2016.

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
Investment in Unconsolidated Venture
The Company accounts for its investment in an unconsolidated venture at fair value based upon its share of the NAV of the underlying investment companies. The Company reviews the NAV provided by the underlying investment companies on an ongoing basis. As of September 30, 2016, the fair value of the Company’s investment in an unconsolidated venture was $1.9 million. Because the Company utilizes NAV to determine fair value as a practical expedient, the Company will not present its investment in the unconsolidated venture within the fair value hierarchy.

9.	Subsequent Events
Reclassification of Shares:
On August 22, 2016, the Company filed a post-effective amendment to its registration statement that reclassified the Company’s common stock offered pursuant to its registration statement into Class A Shares, Class T Shares, and Class I Shares. The SEC declared the post-effective amendment effective on October 26, 2016. Pursuant to the registration statement, as amended, the Company is offering for sale up to $1,800,000,000 in shares of common stock at a price of $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share in the Primary Offering, and up to $200,000,000 in shares under the DRP at a price of $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share. The following table presents the differences in fees and selling commissions between the classes of the Company’s common stock:

	Class A Shares	Class T Shares	Class I Shares
Initial Offering Price	$10.11	$9.55	$9.10
Selling Commissions (per share)	7.00%	2.00%	None
Dealer Manager Fee (per share)	3.00%	2.75%	None
Distribution Fee (per share)	None	1.00%	None
Common Stock from Primary Offering
For the period from October 1, 2016 through November 4, 2016, the Company issued 10,187 and 27,842 shares of Class A and Class T common stock, representing gross proceeds of $0.1 million and $0.3 million, respectively.
Distributions
On November 10, 2016, the board of directors of the Company approved a daily cash distribution of $0.000273973 per share of common stock for each of the three months ended March 31, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NorthStar Realty and RXR Purchase of Common Stock
On November 10, 2016, the Company’s board of directors approved the sale of 596 and 199 shares of the Company’s Class A common stock for $5,423 and $1,808 to NorthStar Realty and RXR, respectively, pursuant to the Distribution Support Agreement.
Extension of the Offering
On November 10, 2016, the board of directors of the Company determined to extend the Offering for one year to February 9, 2018. The board has the right to further extend or terminate the Offering at any time.
Distribution Support Agreement
On November 10, 2016, the board of directors of the Company amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the primary portion of the Offering.
Special Stock Dividend
On November 10, 2016, the board of directors of the Company authorized special stock dividends to all Class A, Class T and Class I stockholders of record on the close of business on the earlier of: (a) the date on which the Company raises $25 million from the sale of shares pursuant to the Offering or (b) a date determined in the Company’s management’s discretion, but in any event no earlier than January 1, 2017 and no later than December 31, 2017. The special stock dividend will be in an amount equal in value to 10.0% of the current gross offering price of each issued and outstanding Class A, Class T and Class I Share on the record date. The special stock dividends will be issued in shares of the same class as the shares on which the stock dividends are being made within 90 days following the record date. No selling commissions or dealer manager fees will be paid in connection with the issuance of the special stock dividend.

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
We are externally managed by NSAM J-NS/RXR Ltd, or our Advisor, a subsidiary of our co-sponsor NorthStar Asset Management Group Inc. (NYSE: NSAM). NSAM provides asset management and other services to publicly-traded REITs, including NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty, and NorthStar Realty Europe Corp. (NYSE: NRE), NSAM’s sponsored companies that raise capital through the retail market, as well as any future sponsored companies, including funds, joint ventures and partnerships both in the United States and internationally, collectively the NSAM Managed Companies. As of September 30, 2016, NSAM has an aggregate of $39.3 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and NSAM Managed Companies. We are sub-advised by RXR NTR Sub-Advisor LLC, or our Sub-Advisor, a Delaware limited liability company and a subsidiary of our co-sponsor, RXR Realty LLC, or RXR. RXR is a leading real estate owner, manager and developer in the New York metropolitan area. As of September 30, 2016, RXR’s operating platform managed 90 commercial real estate properties and investments comprising approximately 25.1 million square feet with an aggregate gross asset value of approximately $15.0 billion. In addition, RXR has a residential development pipeline of approximately 3,200 units. We, our Advisor and our Sub-Advisor, entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to our Sub-Advisor. NSAM and RXR are collectively referred to as our Co-Sponsors. Our dealer manager for the Offering is an affiliate of our Advisor and a subsidiary of NSAM.
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
On March 28, 2014, as part of our formation, we issued 16,667 shares of common stock to NorthStar Realty and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A shares. On February 9,

2015, our registration statement on Form S-11 with the U.S. Securities and Exchange Commission, or SEC was declared effective to offer a minimum of $2,000,000 and a maximum of $2,000,000,000 in shares of common stock in a continuous, public offering, of which up to $1,800,000,000 was offered pursuant to our Primary Offering at a purchase price of $10.1111 per Class A Share and $9.5538 per Class T Share and up to $200,000,000 pursuant to our distribution reinvestment plan, or our DRP, at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share.
On August 22, 2016, we filed a post-effective amendment to our registration statement that reclassified our common stock offered pursuant to the registration statement into Class A Shares, Class T Shares, and Class I Shares. The SEC declared the post-effective amendment effective on October 26, 2016. Pursuant to the registration statement, as amended, we are offering for sale up to $1,800,000,000 in shares of common stock at a price of $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share in the Primary Offering, and up to $200,000,000 in shares under the DRP at a price of $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share. The Primary Offering and the DRP are herein collectively referred to as the Offering. We retained our Dealer Manager to serve as the dealer manager for our Primary Offering. Our Dealer Manager is also responsible for marketing our shares being offered pursuant to our Primary Offering. Our board of directors has the right to reallocate shares between our Primary Offering and our DRP.
On December 23, 2015, we commenced operations by satisfying our minimum offering requirement in our Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively.
Our Investments
The following table presents our investments as of September 30, 2016, which remain unchanged through November 4, 2016:

Investment Type:	Number of Properties	Principal Amount / Cost(1)	% of Total
Real estate equity
Operating real estate
Class-A Office Building(2)	1	$4,893,243	100.0%
__________________________________________________________

(1)	Based on the gross cost of the investment, which includes gross purchase price (including financing), deferred costs and other assets.

(2)	Represents our proportionate share of the gross cost of the underlying real estate for our investment in unconsolidated venture.
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
Our Portfolio
As of September 30, 2016, and unchanged through November 4, 2016, $4.9 million, or 100% of our assets were invested in a 1.8 million square foot Class-A office building located at 1285 Avenue of the Americas (“1285 AoA”) in midtown Manhattan. As of September 30, 2016, 1285 AoA was 100% occupied with a weighted average lease term of 11.9 years.
The following table presents our real estate property investment through an unconsolidated venture as of September 30, 2016:

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
Commercial Real Estate Debt
Our CRE debt investments may include subordinate loans and participations in such loans and preferred equity interests. As of September 30, 2016, we did not own any debt investments.
Commercial Real Estate Securities
Our CRE securities investments may include CMBS, backed by real estate in the New York metropolitan area and may include CDO notes and other securities. As of September 30, 2016, we did not own any securities investments.

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
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, and Modified Funds from Operations, or MFFO, as defined by Investment Program Association, or IPA, to evaluate the profitability and performance of our business.
Outlook and Recent Trends
The New York City economy continues to outperform the national economy. The City’s labor market remained strong at the end of third quarter 2016, with total employment declining slightly to 4.3 million payrolls, 11,600 jobs below the record high posted in April. While the labor market remained mostly flat in the third quarter, the City’s performance from the same period last year remained positive, with every sector except financial services adding jobs. As a result, in the twelve month period ending September 2016, New York City employment increased by 89,100 jobs, or 2.1%, 40 basis points above the United States growth rate and 80 basis points above the New York State growth rate. New York City’s unemployment rate rose 60 basis points from the same period last year to 5.8%. We suspect this is due, at least in part, to prospective workers seeking to return to the labor market, which is often a sign of an improved economy.
At the national level, the Federal Reserve’s December 2015 decision to raise the federal funds rate for the first time in almost a decade reflected a consensus that the economic foundation driving the current expansion is solid, as well as the belief that the labor market is close to or already at full employment. Federal Reserve officials have signaled, and the majority of market participants expect, that an increase in the federal funds rate is likely to occur in December 2016 if the U.S. economy continues to show strength. While some believe that higher interest rates could potentially reduce investor demand in the broader commercial real estate market, we expect real estate prices and returns to remain attractive. Some of the initial negative reactions to the Brexit vote in June 2016 seems to be dissipating. Initially there was a negative impact to London property stocks, however those stocks have already recovered some of their lost value. We believe that over the next few years, the United Kingdom’s exit from the European Union will be finalized and during that time, other cities around the world could potentially see an uptick in demand as a result. The New York Metropolitan area represents one of the more robust real estate markets in the world given its size, density and economic vitality and while we do not anticipate a massive outflow of capital from London, we believe New York City could be a beneficiary of any movement in capital seeking stability.
We believe the New York metropolitan area will remain a strong market for commercial real estate investing in the United States. Investment sales activity continued its strong pace in 2016 with 346 transactions totaling $32.5 billion through the third quarter, according to Jones Lang LaSalle. While 2016 investment sales activity will likely fall below 2015’s record-breaking year totaling $60.3 billion, the market will outpace the previous five-year average of $36 billion of annual investment activity. New York City continues to attract strong international investment in real estate and a disproportionate share of foreign capital flows as compared to other major U.S. cities. Through the third quarter of 2016, 43% of New York City investment volume was attributable to foreign capital. By way of comparison, the next most heavily invested U.S. markets are San Francisco/San Jose, with 7.6% of total international capital and Los Angeles at 5.1%.
The combination of institutional and foreign investor interest and expanding growth in the media and technology sectors continue to support robust transaction volume and valuations. The recovery of the Manhattan office market since the Great Recession has been driven largely by growth in the creative industries-tech, advertising, media and information, or TAMI, and nonbanking financial services, including asset management and private equity. Manhattan overall asking rents increased by 0.6% to $76.74 per square foot (PSF) in the third quarter of 2016, due to a 25% increase of renewal activity and large deal flow in Midtown. Asking rents were up from the second quarter of 2016 and ended the third quarter of 2016 above the previous market peak of $72.17 PSF in 2008 according to Newmark Grubb Knight Frank.
The Manhattan office market leased 8.6 million square feet in the third quarter, a decrease from the 9.8 million square feet leased in the previous quarter, and below the 10-year historical quarterly average of 9.2 million square feet. Through the first three quarters of 2016, leasing activity totaled 27.6 million square feet, on par with the 10-year average and up 3.7% from the 26.6 million square feet total year-over-year, according to Newmark Grubb Knight Frank. According to Colliers, Manhattan’s availability rate increased slightly to 10.0% in the third quarter, compared to 9.9% at the end of the second quarter. Availability is at a historically low level since 2008 and well below the Great Recession high of 12.8% in the first quarter of 2009.

In terms of square footage, the size of Manhattan’s office market is larger than the next five U.S. office markets combined. Furthermore, we believe the three main submarkets within Manhattan (Midtown, Midtown South and Downtown) are dynamic and may operate independently. In Midtown, there are at least 12 previously built Class A office buildings that already are, or in the next five years will become more than 75% vacant due to relocations west and south. Companies such as Time Warner, Conde Nast, L’Oréal and KKR are relinquishing contiguous blocks of space in prestigious buildings throughout Midtown’s more traditional submarkets and decamping to new product. Large blocks of previously constructed space in Midtown South and Downtown have been backfilled by Midtown tenants. Tenants that have relocated Downtown now typically pay rent in the $40 to $60 PSF range as opposed to $70 to $90 PSF in Midtown. Class A asking rents in Downtown Manhattan have increased 34.8% in the past three years, but remain 24.7% below the Midtown average per Newmark Grubb Knight Frank.
While Midtown may be facing upcoming vacancies, in Midtown South, landlords have already begun to adjust assets in an attempt to attract rapidly expanding TAMI tenants from increasingly narrow confines of Midtown South. TAMI tenants have focused on Midtown South for its many side-core buildings that sometimes present better opportunities for open-seated floor plans versus Midtown’s center-core assets that may be more conducive towards large, private offices. However, several high-profile tech and creative tenants migrated north and west in the last year to take advantage of the larger floor plates as TAMI employment in New York City has increased considerably over the past year, dramatically surpassing the growth rate of the financial industry. Landlords targeting these tenants are adopting modern amenities aimed to please millennials, the core of the industry’s employment base. The TAMI sector accounted for 23.0% of leasing in the third quarter.
Still, we expect that buildings that are amenity-laden have modern infrastructures and/or hold a certain cache will continue to catch the attention of tenants. In fact, eight of the ten largest deals in New York City occurred in Midtown, which experienced over 6.2 million square feet and 72.1% of all Manhattan deals in the third quarter. We believe that Midtown buildings seeking to attract tenants over the next several years will have to be flexible and creative; the buildings will have to adapt to a changing world. Employment space has increased in density as the amount of square feet per employee is dropping for tenants across industries. Certain industries reserve more usable square feet to provide amenities to employees as a means of motivation.
We have observed building owners planning to market large amounts of available space in the coming years begin taking measures to reposition assets, renaming buildings, seeking non-traditional office occupying tenants, offering distinctive amenities, approving lobby renovations and/or infrastructure changes, as well as completely reimagining their structures.
Urban Suburban Markets
RXR has traditionally been a significant player in the New York City suburbs, and we continue to expect to find two main types of attractive investment opportunities in these markets. First, we expect that traditional residential and commercial suburban assets within transit oriented downtowns may see increased demand, as the broader economy recovers and employment improves resulting in the growth of small- and medium-sized service businesses inherent to such suburban markets. In addition, we expect that demand may increase as individuals and companies find themselves priced out of core New York City markets (and, potentially, certain outer borough locations), but continue to desire proximity to the many strengths of the metropolitan region. We believe that this trend could create a new “suburban moment” after several years of retrenchment. This dynamic would be created by the very success of New York City in contrast to the last half-century when suburbs largely expanded as a result of urban dysfunction.
Second, we believe that a new type low-density suburban product may prove increasingly desirable to both young people, who seek an urban lifestyle yet appreciate the benefits of the suburbs, and retiring baby boomers, who no longer have the financial and physical wherewithal to maintain large suburban residences and who likely find car-dependent lifestyles more challenging. This product may additionally address a challenge RXR has observed is facing many suburban communities in a need to grow their tax bases to cover increasing legacy costs with limited land available for development.
New York Metropolitan Area Residential Market
According to Douglas Elliman’s third quarter 2016 Manhattan Sales and Manhattan, Brooklyn and Queens Rentals report, Manhattan housing prices pushed higher, reaching a new record with re-sale inventory and a heavy volume of closings of luxury new development sales that went into contract 12 to 18 months ago. Manhattan median rental prices year to date for existing properties declined slightly by 1.2% but increased 48.9% for newly developed properties as demand for new inventory strengthened. The new development metric was skewed by the Q3 sale of nearly 80 luxury condos/co-ops (sales greater than $10 million). Key market drivers include employment gains, a booming tech sector, tight credit conditions and low inventory and mortgage rates.
The amount of supply and construction at the ultra-luxury end of the residential market may be cause for concern, but there is a continued lack of supply and inventory growth for renters and buyers seeking to access more affordable options. Brooklyn and Queens markets moved higher relative to prior year levels as overall price indicators moved higher. Sales activity in Manhattan remained below the records set last year, but was higher than the long-term average and are expected to stay above average in coming quarters. With the high costs of Manhattan housing and $36 billion of transportation infrastructure development planned in the next two to three years, we believe there will be a significant increase in demand in the surrounding housing markets including

Brooklyn, Long Island and Westchester. Brooklyn, New York’s most populous borough with 2.7 million residents, has seen a migration of renters along transportation corridors, raising average rents by 2.2% year-over-year. Long Island is faced with an aging supply of multifamily homes with 78% of all inventory constructed prior to 1990. Further, rental residential demand continues to increase as the aging population and millennials, comprising 40% of the Long Island’s population, search for new housing options. Westchester also suffers from a limited supply of rental apartments, as the percentage of renter-occupied housing units is 38%, among the lowest in the metropolitan area.
Non-traded REIT capital raising was down year over year by 20% in 2014 (with approximately $16 billion in equity raised) and 2015 sales were down 36% year over year compared to 2014. Despite this declining industry trend, our co-sponsor was able to gain market share with its non-traded REITs during this time, having a 7% market share in 2014 increasing to 13% in 2015. In April of 2016, the retail industry experienced the implementation of FINRA 15-02 related to disclosure on broker-dealer account statements and the final ruling of the U.S. Department of Labor’s “fiduciary” standard for retirement accounts. Although the final fiduciary rule was more favorable to both sponsors and broker-dealers in the retail industry than initial proposals, the impact of both of these events has been a sharp decline in capital raising in the retail market as evidenced by the overall non-traded REIT capital raising being down 55% year over year as of the end of the third quarter, according to Robert A. Stranger & Co. Inc. Our co-sponsor has seen sales and its market share decline in 2016 as a result.  However, we anticipate the market improving as it adapts to these changes and we expect our capital raising to gain momentum in the near term. Our co-sponsor believes this opportunity will be enhanced once the merger of our co-sponsor with NorthStar Realty and Colony has closed.
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
We believe the combination of our co-sponsors’ strengths will contribute to our performance. Our Advisor Entities will utilize the personnel, resources and capital of our co-sponsors to select our investments and manage our day-to-day operations. We believe that we will benefit from our advisor’s and sub-advisor’s affiliation with our co-sponsors given each co-sponsor’s corporate, investment and operating platforms are well established with significant experience in CRE investing (including management of multiple public companies), allowing us to achieve our investment objectives and create stockholder value. In addition, we believe that our advisor’s and its affiliates’ capabilities will be strengthened and enhanced as a result of the pending mergers of our co-sponsor, NSAM, with Colony and NorthStar Realty, as discussed above.
We expect to use the net proceeds from our continuous, public offering of a maximum of $2.0 billion in shares of common stock, in any combination of Class A Shares, Class T Shares, Class I Shares, and proceeds from other financing sources to carry out our primary business objectives of acquiring, originating and managing our investment portfolio. We raised total gross proceeds of $4.4 million from inception through November 4, 2016.
The following table presents our investment activity in 2016 and from inception through November 4, 2016:

	Nine Months Ended	From Inception through
	September 30, 2016	November 4, 2016
Investment Type:	Amount(1)	Amount(1)
Real estate equity(2)	$4,893,243	$4,893,243
Total	$4,893,243	$4,893,243
__________________________________

(1)	Based on the gross cost of the investment, which includes gross purchase price (including financing), deferred costs and other assets.

(2)	Represents our proportionate share of the gross cost of the underlying real estate for our investment in unconsolidated venture.

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
Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of us, our operating partnership, or Operating Partnership, and our consolidated subsidiaries. We consolidate variable interest entities, or VIEs, if any, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in our consolidation.

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
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. We record as an expense certain acquisition costs and fees associated with consolidated investments deemed to be business combinations and capitalize these costs for investments deemed to be acquisitions of an asset, including an equity method investment.
We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We elected the fair value option for our investment in an unconsolidated venture and record the corresponding results from operations, which includes dividends received and our share of the change in fair value of the underlying investment, as equity in earnings (losses) of unconsolidated venture on the consolidated statements of operations. We measure fair value using the net asset value (“NAV”) of the underlying investment as a practical expedient as permitted by the guidance on fair value measurement. Dividends received in excess of cumulative equity in earnings from the unconsolidated venture will be deemed as a return of capital.
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
Operating Real Estate
Operating real estate will be carried at historical cost less accumulated depreciation. Operating real estate will be depreciated using the straight-line method over the estimated useful life of the assets. Ordinary repairs and maintenance will be expensed as incurred. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. We will account for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, improvements and other identified intangibles. Costs directly related to an acquisition deemed to be a business combination will be expensed and included in transaction costs in the consolidated statements of operations.
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
We may syndicate a portion of the CRE debt investments that we will originate or sell the CRE debt investments individually. When a transaction meets the criteria for sale accounting, we will no longer recognize the CRE debt investment sold as an asset and will recognize gain or loss based on the difference between the sales price and the carrying value of the CRE debt investment sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale will be recognized as an adjustment to the gain or loss on sale, which will be included in interest income on the consolidated statement of operations. Any fees received at the time of sale or syndication will be recognized as part of interest income.
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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, we will evaluate the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, we may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within rental and other income for above- and below-market lease intangibles and depreciation and amortization for the remaining lease related assets groups in the consolidated statements of operations.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the first quarter of 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on our consolidated financial position or results of operations.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We concluded that this guidance will not have any impact on our consolidated financial position, results of operations or financial statement disclosures.
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
In September 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows as they may have aspects of more than one class of cash flows. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our statement of cash flows.
Results of Operations
Three Months Ended September 30, 2016:

Three Months Ended September 30, 2016
Expenses
Asset management and other fees - related party	$15,292
General and administrative expenses	39,771
Total expenses	55,063
Income (loss) before equity in earnings (losses) of unconsolidated venture	(55,063)
Equity in earnings (losses) of unconsolidated venture	15,029
Net income (loss)	$(40,034)
On May 20, 2016 we made our first investment.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party comprise asset management fees for the investment in an unconsolidated venture.
General and Administrative Expenses
General and administrative expenses are principally incurred by our Operating Partnership. General and administrative expenses include operating expenses and the amortization of equity based compensation for shares of restricted stock granted to our board of directors.
Equity in Earnings (Losses) of Unconsolidated Venture
Equity in earnings (losses) of unconsolidated venture reflects the dividends received and changes in the fair value of our investment in an unconsolidated venture.

Nine Months Ended September 30, 2016:

Nine Months Ended September 30, 2016
Expenses
Asset management and other fees - related party	$132,460
General and administrative expenses	59,901
Total expenses	192,361
Income (loss) before equity in earnings (losses) of unconsolidated venture	(192,361)
Equity in earnings (losses) of unconsolidated venture	11,408
Net income (loss)	$(180,953)
On May 20, 2016 we made our first investment.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party comprise acquisition and asset management fees in connection with our investment in an unconsolidated venture.
General and Administrative Expenses
General and administrative expenses are principally incurred by our Operating Partnership. General and administrative expenses include operating expenses and the amortization of equity based compensation for shares of restricted stock granted to our board of directors.
Equity in Earnings (Losses) of Unconsolidated Venture
Equity in earnings (losses) of unconsolidated venture reflects the dividends received and changes in the fair value of our investment in an unconsolidated venture.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We may access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of November 4, 2016, we had $2.4 million of investable cash.
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
Cash Flows
The following presents our consolidated statement of cash flows for the nine months ended September 30, 2016:

Nine Months Ended September 30, 2016
Cash flow provided by (used in):
Operating activities	$(147,268)
Investing activities	(1,900,000)
Financing activities	1,803,527
Net increase (decrease) in cash	$(243,741)
Nine Months Ended September 30, 2016
Operating Activities
Net cash used in operating activities was $147,268 for the nine months ended September 30, 2016, primarily related to asset management and acquisition fees incurred as a result of our investment in 1285 AoA as well as other operating expenses.
Investing Activities
Net cash used in investing activities was $1,900,000 for the nine months ended September 30, 2016, related to our investment in 1285 AoA.
Financing Activities
Net cash provided by financing activities was $1,803,527 for the nine months ended September 30, 2016, related to proceeds from the issuance of common stock, offset by dividends paid on our common stock.
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
In addition, we pay our Dealer Manager a distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T Shares issued in our Primary Offering, all of which are reallowed to participating broker-dealers. Our Dealer Manager will cease receiving distribution fees with respect to each Class T Share upon the earliest of the following to occur: (i) a listing of our shares of common stock on a national securities exchange; (ii) such Class T Share is no longer being outstanding; (iii) our Dealer Manager’s determination that total underwriting compensation, with respect to all Class A Shares, Class T Shares, and Class I Shares would be in excess of 10% of the gross proceeds of our Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to Class T Shares held by a stockholder within his or her particular account would be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T Shares held in such account.
No selling commissions or dealer manager fees are paid for sales pursuant to our DRP or our distribution support agreement, or our Distribution Support Agreement.
During the nine months ended September 30, 2016, $24,881 of distribution fees were recorded as a reduction to stockholders’ equity. As of September 30, 2016, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on our consolidated balance sheets, with an offset to additional paid-in capital, was $24,031.

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor Entities and our Dealer Manager for the three and nine months ended September 30, 2016 and the amount due to related party as of September 30, 2016 and December 31, 2015:

		Three Months Ended	Nine Months Ended	Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	September 30, 2016	September 30, 2016	September 30, 2016	December 31, 2015
Fees to Advisor Entities
Asset management	Asset management and other fees - related party	$15,292	$22,362	$—	$—
Acquisition(1)	Asset management and other fees- related party	—	110,098	—	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	9,175	18,415	—	—
Organization(3)	General and administrative expenses	782	1,020	1,020	1,000
Offering(3)	Cost of capital(4)	14,870	19,391	19,391	19,000
Selling Commissions	Cost of capital(4)	71,310	95,619	—	—
Dealer Manager Fees	Cost of capital(4)	46,840	60,729	—	—
Distribution Fees	Cost of capital(4)	654	850	24,322	—
Total		$158,923	$328,484	$44,733	$20,000
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

(2)	As of September 30, 2016, our Advisor Entities have incurred unreimbursed operating costs on our behalf of $10.2 million, that remain eligible to allocate to us.

(3)	As of September 30, 2016, our Advisor Entities have incurred unreimbursed organization and offering costs on our behalf of $4.5 million, that remain eligible to allocate to us.

(4)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.
Distribution Support Agreement
Pursuant to our Distribution Support Agreement, NorthStar Realty and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of our common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the IPA, and adjusted for certain items) to provide additional funds to support distributions to our stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of our Class A common stock for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. For the nine months ended September 30, 2016, pursuant to the Distribution Support Agreement, NorthStar Realty and RXR purchased an additional 86 and 28 shares of our Class A common stock, respectively, for an aggregate amount of approximately $1,000.
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

Recent Developments
Reclassification of Shares:
On August 22, 2016, we filed a post-effective amendment to our registration statement that reclassified our common stock offered pursuant to our registration statement into Class A Shares, Class T Shares, and Class I Shares. The SEC declared the post-effective amendment effective on October 26, 2016. Pursuant to the registration statement, as amended, we are offering for sale up to $1,800,000,000 in shares of common stock at a price of $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share in the Primary Offering, and up to $200,000,000 in shares under the DRP at a price of $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share. The following table presents the differences in fees and selling commissions between the classes of our common stock:

	Class A Shares	Class T Shares	Class I Shares
Initial Offering Price	$10.1111	$9.5538	$9.10
Selling Commissions (per share)	7.00%	2.00%	None
Dealer Manager Fee (per share)	3.00%	2.75%	None
Distribution Fee (per share)	None	1.00%	None
Common Stock from Primary Offering
For the period from October 1, 2016 through November 4, 2016, we issued 10,187 and 27,842 shares of Class A and Class T common stock, representing gross proceeds of $0.1 million and $0.3 million, respectively.
Distributions
On November 10, 2016, our board of directors approved a daily cash distribution of $0.000273973 per share of common stock for each of the three months ended March 31, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty and RXR Purchase of Common Stock
On November 10, 2016, our board of directors approved the sale of 596 and 199 shares of our Class A common stock for $5,423 and $1,808 to NorthStar Realty and RXR, respectively, pursuant to the Distribution Support Agreement.
Extension of the Offering
On November 10, 2016, our board of directors determined to extend the Offering for one year to February 9, 2018. Our board has the right to further extend or terminate the Offering at any time.
Distribution Support Agreement
On November 10, 2016, our board of directors amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the primary portion of the Offering.
Special Stock Dividend
On November 10, 2016, our board of directors authorized special stock dividends to all Class A, Class T and Class I stockholders of record on the close of business on the earlier of: (a) the date on which we raise $25 million from the sale of shares pursuant to the Offering or (b) a date determined in our management’s discretion, but in any event no earlier than January 1, 2017 and no later than December 31, 2017. The special stock dividend will be in an amount equal in value to 10.0% of the current gross offering price of each issued and outstanding Class A, Class T and Class I Share on the record date. The special stock dividends will be issued in shares of the same class as the shares on which the stock dividends are being made within 90 days following the record date. No selling commissions or dealer manager fees will be paid in connection with the issuance of the special stock dividend.
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
We define MFFO in accordance with the concepts established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for the non-recurring impact of the non-cash effect of deferred income tax benefits or expenses, as applicable, as such items are not indicative of our operating performance. Similarly, we adjust for the non-cash effect of changes to fair value of unconsolidated ventures. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s operating performance. The IPA’s definition of MFFO excludes from FFO the following items:

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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Funds from operations:
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(40,034)	$(180,900)
Funds from operations attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(40,034)	$(180,900)
Modified funds from operations:
Funds from operations attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(40,034)	$(180,900)
Adjustments:
Acquisition fees and transaction costs		110,098
Changes to fair value of unconsolidated venture	(7,875)	(4,254)
Modified funds from operations attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(47,909)	$(75,056)
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From May 16, 2016 through September 30, 2016, we paid an annualized distribution amount of $0.10 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
Distributions(1)
Cash	$10,812
DRP	1,225
Total	$12,037

Sources of Distributions(1)
Funds from Operations	$—	—%

Offering proceeds - Distribution support(2)	8,266	69%
Offering proceeds - Other	3,771	31%
Total	$12,037	100%

Cash Flow Provided by (Used in) Operations	$(147,268)
_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)	Includes proceeds to be received subsequent to September 30, 2016 related to distributions paid during the three months ended September 30, 2016.
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
As of September 30, 2016, our assets consisted of cash, held in a non-interest bearing account, receivables in connection with our Primary Offering, and an investment in an unconsolidated venture, so any change in interest rates would have no impact on our earnings.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
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
Item 1A.    Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 9, 2016, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, as filed with the SEC on August 12, 2016, except as noted below.
We have paid and may continue to pay distributions from sources other than our cash flow from operations, including from offering proceeds, and as a result we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions to our stockholders from any source, including offering proceeds, borrowings, our advisor’s or sub-advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our offering and we may continue to do so in the future. Until the proceeds from our offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. We began generating cash flow from operations on May 20, 2016, the date of our first investment. However, in the earlier part of this offering, we expect that all of our distributions will be paid from the proceeds from this offering, including the proceeds from the purchase of shares by NorthStar Realty and RXR pursuant to the distribution support agreement. For the nine months ended September 30, 2016, we declared distributions of $12,037, of which 100% were paid using proceeds from this offering, including the purchase of additional shares by NorthStar Realty and RXR.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
During the period covered by this Form 10-Q, we did not issue any equity securities that were not registered under the
Securities Act of 1933, as amended, or Securities Act.
Our registration statement on Form S-11 (File No. 333-200617), covering our Offering of up to $1,800,000,000 in shares of common stock offered pursuant to our Primary Offering and up to $200,000,000 in shares of common stock offered pursuant to our DRP was declared effective under Securities Act of 1933, as amended, or the Securities Act, on February 9, 2015. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. In November 2016, our board of directors determined to extend our Offering for one year to February 9, 2018.
Our shares of common stock are being offered in any combination of the three classes of shares of our common stock: Class A Shares, Class T Shares, and Class I Shares. The offering price for the shares in our Primary Offering is $10.1111 per Class A Share, $9.5538 per Class T Share, and $9.10 per Class I Share. Our DRP shares are being offered at $9.81 per Class A Share, $9.27 per Class T Share, and $9.10 per Class I Share.
From inception through September 30, 2016, our Advisor Entities incurred organization and offering costs of $5.1 million on our behalf.
On December 23, 2015, we satisfied the minimum offering amount in our Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively, at $9.10 per share.
As of September 30, 2016, we issued the following shares of common stock and raised the following gross proceeds:

	Shares	Proceeds
Primary Offering	426,877	$4,040,930
DRP	53	518
Total	426,930	$4,041,448
For the period from the commencement of our Offering through September 30, 2016, we issued 0.4 million shares of common stock generating total gross proceeds of $4.0 million pursuant to our Offering, including $518 of gross proceeds pursuant to our DRP.

From the commencement of our Offering through September 30, 2016, we incurred $95,619 in selling commissions, $60,729 in dealer manager fees, $850 in distribution fee and $38,389 in other offering costs in connection with the issuance and distribution of our registered securities and $117,995 of these costs have been reallowed to third parties.
From the commencement of our Offering through September 30, 2016, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $3.8 million. From the commencement of our Offering through September 30, 2016, we used proceeds of $1.9 million to purchase an indirect interest in a real estate equity investment and $0.1 million to pay our Advisor Entities acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective February 9, 2015, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability, if the disability is deemed qualifying by our board of directors in their sole discretion and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares pursuant to our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice, except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. As of September 30, 2016, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended September 30, 2016, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.
Item 5.    Other
On November 10, 2016, the board of directors of the Company appointed Daniel S.J. Drabkin as the Company’s General Counsel and Secretary, effective immediately. Mr. Drabkin, age 32, also serves as Senior Corporate Counsel and Compliance Officer of the Co-Sponsor, a position he has held since August 2015, and Assistant Secretary of NorthStar Realty Europe Corp., a position he has held since November 2015. Mr. Drabkin previously served as Corporate Counsel and Compliance Officer of the Co-Sponsor, a position he had held since February 2014. Prior to joining the Co-Sponsor, Mr. Drabkin was an associate in the New York office of Clifford Chance US LLP from September 2010 through February 2014, where he advised public and private companies and fund sponsors with respect to capital markets transactions, fund formation, mergers and acquisitions, securities laws compliance and other general corporate matters. Mr. Drabkin holds a B.A. and an LL.B. from McGill University in Montreal, Quebec. To facilitate Mr. Drabkin’s appointment, on November 10, 2016, Ronald J. Lieberman resigned as Executive Vice President, General Counsel and Secretary of the Company, effective immediately. Mr. Lieberman will continue to provide legal services to the Company through his role as Executive Vice President, General Counsel and Secretary of the Company’s Co-Sponsor.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1
Second Articles of Amendment and Restatement of NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No.1 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 5, 2015, and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 and No. 1 and Post-Effective Amendment No. 1 and No. 1 the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 5, 2015, and incorporated herein by reference)

3.3
Articles Supplementary of NorthStar/RXR New York Metro Real Estate, Inc. dated October 19, 2016 (filed as Exhibit 3.3 to Pre-Effective Amendment No.1 to Post-Effective Amendment No.4 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on October 20, 2016, and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Exhibit B to the prospectus filed with the SEC pursuant to Rule 424(b)(3) on October 26, 2016 and incorporated herein by reference)
4.2
Second Amended and Restated Distribution Reinvestment Plan (included as Appendix C to the prospectus filed with the SEC pursuant to Rule 424(b)(3) on October 26, 2016 and incorporated herein by reference)

10.1
Limited Partnership Agreement of RXR VAF III 1285 Co-Investor Parallel LP, dated as of May 20, 2016, by and between RXR VAF III 1285 GP LP and 1285 Investor NT-NSR, LLC (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on May 26, 2016 and incorporated herein by reference)

10.6
Amended and Restated Sub-Advisory Agreement (filed as Exhibit 10.6 to Pre-Effective Amendment No.1 to Post-Effective Amendment No.4 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on October 20, 2016, and incorporated herein by reference)

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
The following materials from the NorthStar/RXR New York Metro Real Estate, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016; (iii) Consolidated Statements of Equity for the nine months ended September 30, 2016 (unaudited) and year ended December 31, 2015; (iv) Consolidated Statement of Cash Flows (unaudited) for the nine months ended September 30, 2016; and (v) Notes to Consolidated Financial Statements (unaudited).

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar/RXR New York Metro Real Estate, Inc.
Date:	November 10, 2016	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Co-Chairman, Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer