Form 10-K
period 2016-12-31
NorthStar/RXR New York Metro Real Estate, Inc.
filed 2017-03-21
CIK 1603671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company had 983,437 shares of Class A common stock, $0.01 par value per share, 469,630 shares of Class T common stock, $0.01 par value per share, and 83,932 shares of Class I common stock, $0.01 par value per share, outstanding as of March 13, 2017.

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

•
the impact of our co-sponsor’s recently completed merger with NorthStar Realty Finance Corp. and Colony Capital, Inc. and whether any of the anticipated benefits to our advisor’s and its affiliates’ platform will be realized in full or at all;

•	our advisor entities and their affiliates’ ability to attract and retain qualified personnel to support our operations and potential changes to key personnel providing management services to us;

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

•	changes in our business or investment strategy;

•	changes in the value of our portfolio;

•	the impact of fluctuations in interest rates;

•
the impact of economic conditions on the tenants of the real property that we own as well as on borrowers of the debt we may originate and acquire and the mortgage loans underlying the mortgage-backed securities in which we may invest;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor entities and their affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of debt investments, equity investments or properties in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all;

•	environmental compliance costs and liabilities;

•	risks associated with our joint ventures and unconsolidated entities, including our lack of sole decision making authority and the financial condition of our joint venture partners;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our advisor and sub-advisor’s risk and portfolio management strategies;

•	the potential failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business generally, as well as the related cost of compliance;

•
legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs, and changes to laws affecting non-traded REITs and alternative investments generally;

•	our ability to maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	the loss of our exemption from registration under the Investment Company Act of 1940, as amended;

•	general volatility in capital markets and economies and the New York metropolitan economy specifically;

•	the adequacy of our cash reserves and working capital;

•	our ability to raise capital in light of certain regulatory changes, including amended Rules 2340 and 2310 of the Financial Industry Regulatory Authority, Inc., or FINRA; and

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 11. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1.    Business
References to “we,” “us” or “our” refer to NorthStar/RXR New York Metro Real Estate, Inc. and its subsidiaries, in all cases acting through its external advisor entities, unless the context specifically requires otherwise.
Overview
We were formed to acquire a high-quality commercial real estate, or CRE, portfolio concentrated in the New York metropolitan area and, in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. We intend to complement this strategy by originating and acquiring: (i) CRE debt, including subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. We were formed on March 21, 2014 as a Maryland corporation and intend to make an election to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with our taxable year ended December 31, 2016.
We are externally managed and have no employees. Prior to January 11, 2017, we were managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM. Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc., or Colony, NorthStar Realty Finance Corp., or NorthStar Realty, and Colony NorthStar, Inc., or Colony NorthStar, a wholly-owned subsidiary of NSAM, with Colony NorthStar surviving the mergers and succeeding NSAM as one of our co-sponsors. As a result of the mergers, Colony NorthStar became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS”. CNI NS/RXR Advisors, LLC, as successor to NSAM J-NS/RXR Ltd, or our Advisor, is now a subsidiary of Colony NorthStar. Our Advisor manages our day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on our operations.
Colony NorthStar and its affiliates also provide asset management and other services to NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies, private funds and any other companies Colony NorthStar and its affiliates may manage in the future, or collectively the Managed Companies, both in the United States and internationally.
We are sub-advised by RXR NTR Sub-Advisor LLC, or our Sub-advisor, a Delaware limited liability company and a subsidiary of our other co-sponsor, RXR Realty LLC, or RXR. RXR is a leading real estate owner, manager and developer in the New York metropolitan area. As of December 31, 2016, RXR’s operating platform managed 90 commercial real estate properties and investments with an aggregate gross asset value of approximately $15.7 billion, comprising approximately 25.0 million square feet of commercial operating properties and approximately 3,200 multifamily and for sale units under active development in the New York metropolitan area.
Our Advisor and Sub-advisor are collectively referred to as our Advisor Entities. We, our Advisor and our Sub-advisor entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to our Sub-advisor. Colony NorthStar and RXR are each referred to as a Co-sponsor and collectively as our Co-sponsors.
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

•
Commercial Real Estate Securities - Our CRE securities investments may include commercial mortgage backed securities, or CMBS, backed by real estate in the New York metropolitan area and may include collateralized debt obligation, or CDO, notes and other securities.

We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect shareholder capital. We believe our Advisor Entities’ platform and experience provide us the flexibility to invest across the real estate capital structure.
On March 28, 2014, as part of our formation, we issued 16,667 shares of common stock to NorthStar Realty, which is now a subsidiary of Colony NorthStar, and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A shares. On February 9, 2015, our registration statement on Form S-11 with the U.S. Securities and

Exchange Commission, or SEC, was declared effective to offer a minimum of $2.0 million and a maximum of $2.0 billion in shares of common stock in a continuous, public offering, of which up to $1.8 billion was offered pursuant to our primary offering, or Primary Offering, at a purchase price of $10.1111 per Class A share and $9.5538 per Class T share and up to $200.0 million pursuant to our distribution reinvestment plan, or our DRP, at a purchase price of $9.81 per Class A share and $9.27 per Class T share.
On December 23, 2015, we commenced operations by satisfying our minimum offering requirement in our Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively.
On August 22, 2016, we filed a post-effective amendment to our registration statement that reclassified our common stock offered pursuant to the registration statement into shares of Class A common stock, or the Class A Shares, shares of Class T common stock, or the Class T Shares, and shares of Class I common stock, or the Class I Shares. The SEC declared the post-effective amendment effective on October 26, 2016. Pursuant to the registration statement, as amended, we are offering for sale up to $1.8 billion in shares of common stock at a price of $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share in the Primary Offering, and up to $200.0 million in shares under the DRP at a price of $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share. The Primary Offering and the DRP are herein collectively referred to as the Offering. Our board of directors has the right to reallocate shares between our Primary Offering and our DRP. We retained NorthStar Securities, LLC, or NorthStar Securities, an affiliate of our Advisor and one of our Co-sponsors, to serve as the dealer manager for our Primary Offering. Our dealer manager is responsible for marketing our shares being offered pursuant to our Primary Offering.
In November 2016, our board of directors approved an extension of the Offering by one year to February 9, 2018. Our board has the right to further extend or terminate the Offering at any time.
From inception through March 13, 2017, we raised total gross proceeds of $13.9 million pursuant to our Offering, including gross proceeds of $10,522 pursuant to our DRP.
Our Investments
Commercial Real Estate Equity
Overview
Our CRE equity investments are expected to be primarily high-quality commercial real estate concentrated in the New York metropolitan area with a focus on office and mixed use properties and a lesser emphasis on multifamily properties. These investments may include direct and indirect ownership in real estate and real estate assets that may or may not be structurally senior to a third-party partner’s equity.
Our Portfolio
As of December 31, 2016, our investment portfolio consisted of an approximately 1.0% unconsolidated non-controlling interest in a 1.8 million square foot Class-A office building located at 1285 Avenue of the Americas (“1285 AoA”) in midtown Manhattan. The remainder of the building is owned by institutional investors and funds affiliated with our Co-Sponsor, RXR Realty. As of December 31, 2016, 1285 AoA was 100% occupied with a weighted average lease term of 11.7 years.
The following table presents our real estate property investment through an unconsolidated venture as of December 31, 2016:

Property Type	Number of Properties	Gross Cost(1)	Carrying Value	% of Total	Capacity		Primary Locations
Class-A Office Building	1	$11,030,895	$5,173,075	100.0%	1,790,263	square feet	New York, NY
______________________________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.
Financing Strategy
We intend to use asset-level financing as part of our investment strategy to prudently leverage our investments while managing refinancing and interest rate risk. Our Advisor Entities are responsible for managing such financing and interest rate risk on our behalf. Borrowing levels for commercial real estate investments may change depending upon the nature of the assets and the related financing. Our financing strategy for our real estate will typically be to use long-term, non-recourse mortgage loans. We intend to pursue a variety of financing arrangements such as mortgage notes, credit facilities, securitization financing transactions and other term borrowings. We may, as circumstances warrant, use prudent levels of recourse financing.
Although we will have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our assets (including cash and cash equivalents and excluding indirect leverage held through our unconsolidated joint venture investments), other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We will use leverage for the sole purpose of financing our investments and diversifying our equity and we will not employ leverage to speculate on changes in interest rates. We also will seek assignable financing when available. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments, although it may exceed this level during our organization and offering stage. As of December 31, 2016, we had not incurred any leverage.
Our financing strategy for our debt and securities investments will be dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread, generally using credit facilities and securitization financing transactions.
Portfolio Management
Our Advisor Entities maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. For our joint venture investments, we rely on affiliates of our Sub-advisor to provide certain asset management, property management and/or other services in managing our joint investments. Nevertheless, we cannot be certain that our Advisor Entities’ review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. Our Advisor Entities, under the direction of the investment committee, use many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability of our Advisor Entities to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For real estate equity and CRE debt investments, frequent re-underwriting and dialogue with borrowers/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor Entities use an experienced portfolio management and servicing team that monitors these factors on our behalf.
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that its carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including real estate sector conditions, together with asset and market specific circumstances among other factors.
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
We intend to elect to be taxed as a REIT under the Internal Revenue Code upon the filing of our federal income tax return for our taxable year ended December 31, 2016. If we maintain our qualification as a REIT for federal income tax purposes, we will generally not be subject to federal income tax to the extent our income is distributed to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and expect to operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.
In December 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a provision referred to as the Protecting Americans from Tax Hikes Act of 2015, or the PATH Act. On June 7, 2016, the Internal Revenue Service, or the IRS, issued temporary Treasury Regulations under the PATH Act, finalized in part in Treasury Regulations issued on January 17, 2017. The PATH Act and the accompanying Treasury Regulations change certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders described under the heading “U.S. Federal Income Tax Considerations” in our Prospectus included in our Registration Statement on Form S-11, which was declared effective with the SEC on February 9, 2015. These changes are briefly summarized as follows:

•	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more taxable REIT subsidiaries, or TRS, is reduced from 25% to 20%.

•	The preferential dividend rules no longer apply to us as a “publicly offered REIT,” as defined in new Internal Revenue Code Section 562(c)(2).

•
Debt instruments issued by publicly offered REITs are treated as real estate assets for purposes of the 75% asset test, but interest on debt of a publicly offered REIT will not be qualifying income under the 75% gross income test unless the debt is secured by real property. Under a new asset test, not more than 25% of the value of a REIT’s assets may consist of debt instruments that are issued by publicly offered REITs and would not otherwise be treated as qualifying real estate assets.

•
For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% asset test. Similarly, a debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

•
For taxable years beginning after 2015, a 100% excise tax will apply to “redetermined services income,” i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

•
For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains acquired from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

•
REITs are subject to a 100% tax on net income from “prohibited transactions,” i.e., sales of dealer property (other than “foreclosure property”). These rules also contain safe harbors under which certain sales of real estate assets will not be treated as prohibited transactions. One of the requirements for the current safe harbors is that (i) the REIT does not make more than seven sales of property (subject to specified exceptions) during the taxable year at issue, or (ii) the aggregate adjusted bases (as determined for purposes of computing earnings and profits) of property (other than excepted property) sold during the taxable year does not exceed 10% of the aggregate bases in the REIT’s assets as of the beginning of the taxable year, or (iii) the fair market value of property (other than excepted property) sold during the taxable year does not exceed 10% of the fair market value of the REIT’s total assets as of the beginning of the taxable year. If a REIT relies on clause (ii) or (iii), substantially all of the marketing and certain development expenditures with respect to the properties sold must be made through an independent contractor. For taxable years beginning after December 18, 2015, clauses (ii) and (iii) are liberalized to permit the REIT to sell properties with an aggregate adjusted basis (or fair market value) of up to 20% of the aggregate bases in (or fair market value of) the REIT’s assets as long as the 10% standard is satisfied on average over the three-year period comprised of the taxable year at issue and the two immediately preceding taxable years. In addition, for taxable years beginning after 2015, for REITs that rely on clauses (ii) or (iii), a TRS may make the marketing and development expenditures that previously had to be made by independent contractors.

•
A number of changes applicable to REITs are made to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, rules for taxing non-U.S. persons on gains from sales of U.S. real property interests, or USRPIs:

•
For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends is increased from not more than 5% to not more than 10%.

•	Effective December 18, 2015, new rules simplified the determination of whether we are a “domestically controlled qualified investment entity.”

•
For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Internal Revenue Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in new Internal Revenue Code Section 897(k)(3).

For sales of USRPIs occurring after February 16, 2016, the FIRPTA withholding rate for sales of USRPIs and certain distributions generally increases from 10% to 15%.
We believe that we are not, and intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely, on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors—Maintenance of our Investment Company Act exemption imposes limits on our operations.”
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
We expect to own properties in the same geographic area as other investment vehicles sponsored by RXR or its affiliates. Accordingly, RXR and its affiliates will face conflicts of interest in seeking tenants for our properties while seeking tenants for properties owned or managed by other RXR affiliates. Similar conflicts may exist with respect to the other services RXR, Colony NorthStar and their affiliates provide us, including but not limited to obtaining financing, obtaining other third party services and pursuing a sale of our investments, refer to Item 1A. “Risk Factors.”
Employees
As of December 31, 2016, we had no employees. Our Advisor Entities or their affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
Risks Related to Our Business
Adverse changes in general economic conditions can adversely impact our business, financial condition and results of operations.
Our success is dependent upon general economic conditions in the United States and internationally. Adverse changes in economic conditions in the United States or other countries or regions would likely have a negative impact on real estate values and, accordingly, our financial performance and our ability to pay distributions.
Our business is also closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and real estate related investments, and our ability to implement our business strategies may be significantly and adversely affected by changes in economic conditions in the United States and internationally. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, Europe, China and elsewhere as a whole and on the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. In addition, the economic condition of the local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.
We have only a limited ability to change our portfolio promptly in response to economic or other conditions. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors, among others, impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations.
Risks Related to Our Advisor Entities
Colony NorthStar, our Co-sponsor and the parent company of our Advisor, recently completed its previously announced mergers with Colony and NorthStar Realty, which could have an adverse impact on our business.
In January 2017, Colony NorthStar, our Co-sponsor and the parent company of our Advisor, completed its mergers with Colony and NorthStar Realty, becoming publicly-traded and the successor to NSAM. As a result of the mergers, Colony NorthStar became an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, as a result of the mergers, our Advisor became a subsidiary of Colony NorthStar.
Uncertainty about the effect of the mergers on employees, clients and business of Colony NorthStar may have an adverse effect on Colony NorthStar and, in turn, on us and the other Managed Companies following the mergers. These uncertainties could disrupt Colony NorthStar’s business and impair its ability to attract, retain and motivate key personnel, and cause clients and others that deal with Colony NorthStar to seek to change existing business relationships, cease doing business with Colony NorthStar or cause potential new clients to delay doing business with Colony NorthStar. Retention and motivation of certain employees may be challenging due to the uncertainty and difficulty of integration or a desire not to remain with Colony NorthStar. As a result of the foregoing, management of our company may be adversely affected. Further, the completion of the mergers may give rise to additional conflicts of interest and competition for investment opportunities among Colony NorthStar, us and other companies managed by Colony NorthStar and its affiliates.
Our Advisor Entities may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on stockholders’ investment.
We rely upon our Advisor Entities, each of which utilize our Co-sponsors’ and affiliates’ investment professionals, including Messrs. Thomas J. Barrack, David T. Hamamoto, Richard B. Saltzman, Mark M. Hedstrom, Kevin P. Traenkle, and Daniel R. Gilbert, to identify suitable investments. Our Co-sponsors and their respective affiliated entities also rely on such investment professionals for investment opportunities. Our Advisor Entities may not be successful in locating suitable investments on financially attractive terms and we may not achieve our objectives. If we, through our Advisor Entities, are unable to find suitable investments promptly, we may hold the proceeds from our offering in an interest-bearing account or invest the proceeds in short-

term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments and any returns generated on these investments, to pay for fees and expenses in connection with our offering and distributions. Therefore, delays in investing proceeds we raise from our offering could impact our ability to generate cash flow for distributions or to achieve our investment objectives.
Our Advisor’s or Sub-advisor’s management team may acquire assets on our behalf where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. The investment professionals of our Co-sponsors and their affiliates, who perform services for us on behalf of our Advisor Entities, will face competing demands upon their time, including in instances when we have capital ready for investment, and consequently we may face delays in execution. Further, the more money we raise in our offering, the more difficult it will be to invest our net offering proceeds promptly and on attractive terms. Therefore, the large size of our offering increases the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition of investments would likely limit our ability to pay distributions and lower stockholders’ overall returns.
Our ability to achieve our investment objectives and to pay distributions will depend in substantial part upon the performance of our Advisor Entities.
Our ability to achieve our investment objectives and to pay distributions will depend in substantial part upon the performance of our Advisor Entities in the acquisition of our investments, including the determination of any financing arrangements. Stockholders must rely entirely on the management abilities of our Advisor Entities and the oversight of our board of directors. Our Advisor Entities and their respective affiliates will receive fees in connection with transactions involving the management, redevelopment and sale of our investments regardless of their quality or performance or the services provided. As a result, our Advisor Entities may be incentivized to allocate investments that have a greater cost to increase the amount of fees payable to them.
We and our Co-sponsors have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Co-sponsors’ respective investment professionals, who will be utilized by our Advisor and our Sub-advisor, might encounter in allocating investment opportunities among us, our Co-sponsors and any affiliates of our sponsors, however, there is no assurance that the investment allocation policy will continue or successfully eliminate the impact of any such conflicts. Further, following the merger of NSAM with Colony and NorthStar Realty, one of our Co-sponsors became an internally-managed REIT and, as a result, may compete with us for certain real estate debt investments. In addition, we may be more likely to co-invest in any such opportunities with Colony NorthStar, creating additional potential conflicts. If our Advisor or Sub-advisor performs poorly and as a result is unable to acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions at presently contemplated levels, if at all.
Because we will be dependent upon our Advisor Entities and their respective affiliates to conduct our operations and we will also be dependent upon our dealer manager and its affiliates to raise capital, any adverse changes in the financial health of these entities or their affiliates or our relationship with them could hinder our operating performance and the return on stockholders’ investment.
We will be dependent on our Advisor Entities and their respective affiliates to manage our operations and our portfolio and we will also be dependent upon our dealer manager and its affiliates to raise capital. We will also be dependent on our property manager, an affiliate of our Sub-advisor, to manage our portfolio of commercial properties. Our Advisor Entities depend upon the fees and reimbursements that they will receive from us in connection with the management of assets to conduct their operations. Our dealer manager also depends upon the fees that it will receive from us in connection with our offering. Any adverse changes in the financial condition of our Advisor, Sub-advisor, our property manager or certain of their respective affiliates or our relationship with our dealer manager or its affiliates could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.
The loss of or the inability to obtain key investment professionals at our Advisor Entities could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investment.
Our success depends to a significant degree upon the contributions of key personnel of our Advisor Entities and their affiliates, such as Messrs. Barrack, Hamamoto, Rechler, Saltzman, Hedstrom, Traenkle, Gilbert, Tangen, Sanders, Maturo, Barnett and Saracino and Ms. Harrington, among others, each of whom would be difficult to replace. We do not have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us or our Co-sponsors, our operating results could suffer. We believe that our future success depends, in large part, upon our Advisor Entities’ and each of their respective affiliates’ ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense and our Advisor Entities and their respective affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we may need to establish strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding commercial properties in the New York metropolitan area. Establishing and maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered and the value of our stockholders’ investments may decline.
Our Co-sponsors may determine not to provide assistance, personnel support or other resources to our Advisor, Sub-advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.
Our Advisor Entities will utilize the personnel of our Co-sponsors and their affiliates to perform services on their behalf for us and we rely on such personnel and other support for the purposes of acquiring, originating and managing our investment portfolio. Our Co-sponsors, however, may determine not to provide assistance to our Advisor, Sub-advisor or us. Consequently, if our Co-sponsors and their professionals determine not to provide our Advisor, our Sub-advisor or us with any assistance or other resources after our offering, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources. Further, in connection with the mergers involving one of our Co-Sponsors, in order to achieve anticipated synergies or otherwise during periods of economic retraction, our Co-sponsors and/or our Advisor or Sub-advisor may be incented to reduce its personnel and costs, which could have an adverse effect on us.
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
We expect to use net proceeds of this offering to acquire high-quality commercial real estate concentrated predominantly in New York City and elsewhere in the New York metropolitan area, as well as CRE debt and securities investments secured primarily by collateral in the New York metropolitan area. Because of the anticipated concentration of our assets in the New York metropolitan area, any adverse situation that disproportionately affects the New York metropolitan area, including a worsening of the current economy, would have a magnified adverse effect on our portfolio. An investment in our shares will therefore be subject to greater risk.
Terrorist attacks, such as those of September 11, 2001 in New York City, or other events adversely affecting the New York metropolitan area may adversely affect the value of our properties and our ability to generate cash flow.
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
We depend on our ability to leverage our relationships in the market and deploy capital in investments meeting our underwriting standards. Managing these investments will require significant resources, adherence to internal policies and attention to detail.

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
We expect that our portfolio will consist of direct and indirect investments in value-add opportunities. We consider opportunistic or enhanced-return properties to be properties with significant possibilities for capital appreciation through, for example, capital improvements, repositioning or modernization, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed properties and properties owned by distressed sellers.
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
We expect to acquire more than a majority of our investments through joint venture arrangements with RXR Value Added Fund III, an institutional real estate investment fund affiliated with RXR, one of our Co-sponsors or future funds or investment entities advised by affiliates of RXR. In addition, we may invest directly in RXR Value Added Fund III as well as current or future funds or investment entities managed or advised by affiliates of RXR. We may also complete investments with RXR’s sub-strategy entity, RXR ESM Venture. Furthermore, we may also enter into joint ventures with third parties to make investments or make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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
Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we or our borrower will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.
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

•	financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries;

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	local conditions, such as an oversupply of the types of properties we invest in or that serve as collateral for our investments or a reduction in demand for such properties in the area; and

•	increased operating costs, if these costs cannot be passed through to tenants.
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
We will carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we will obtain insurance against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government and extends the federal terrorism insurance backstop through 2014 and was renewed in January 2015 for an additional six-year term. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
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
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use a majority of this offering’s gross proceeds to purchase commercial real estate and pay various fees and expenses. We may determine to reserve gross proceeds from this offering for future needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flow or decline in value, or both.
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
We may invest in unimproved real property or make loans on unimproved real property not to exceed 10% of our assets. For purposes of this paragraph, “unimproved real property” does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved real property or make loans on unimproved real property, investment in our shares is subject to the risks associated with investments in unimproved real property.
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
We may invest in limited partnership interests in real estate private equity funds managed by affiliates of our Sub-advisor, such as RXR Value Added Fund III, or by third party managers. Any such investments may involve additional fees and expenses that will be borne, directly or indirectly, by us, and could create conflicts of interest. An investment in a real estate private equity fund generally will entail the payment of certain expenses, plus property management fees, which may be in addition to the fees and expenses incurred directly by us. Such fees and expenses reduce our returns. In addition, the managers of the funds, rather than us, control the real estate investments held in those funds. Our investment in the funds generally will be illiquid and will require the consent of the general partner of the fund as a condition to selling the interest. As a result, we may be unable to monetize any fund investments we make prior to the winding up of the underlying fund or at all and we may lose some or all of our investment.
The commercial real estate debt we originate and invest in and mortgage loans underlying the commercial real estate securities we invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.
Our commercial real estate debt investments will be secured by commercial real estate and subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. If a borrower defaults or declares bankruptcy and the underlying asset value is less than the loan amount, we will suffer a loss. In this manner, real estate values could impact the value of our commercial real estate debt and securities investments. Therefore, our commercial real estate debt and securities will be subject to the risks typically associated with real estate.
Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

•
the value of the assets securing our commercial real estate debt investments may deteriorate over time due to factors beyond our control, which may result in a loss of principal or interest to the extent the assets collateralizing our commercial real estate debt are insufficient to satisfy the loan;

•
a borrower or guarantor may not comply with its financial covenants or may not have sufficient assets available to pay amounts owed to us under our commercial real estate debt and related guarantees, particularly in periods of challenging economic and market conditions;

•	our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business;

•
taking title to collateral, or otherwise liquidating defaulted commercial real estate debt investments, can be an expensive and lengthy process that could have a negative effect on the return on our investment; and

•
we may need to restructure loans if our borrowers are unable to meet their obligations to us, which might include lowering interest rates, extending maturities or making other concessions that may result in the loss of some or all of our investment. Further, we may be unable to restructure loans in a manner that we believe would maximize value, particularly in situations where there are multiple creditors and/or a large lender group.

The subordinate commercial real estate debt we originate and invest in may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.
We may originate, structure and acquire subordinate commercial real estate debt investments secured primarily by commercial properties, which may include subordinate mortgage loans, mezzanine loans and participations in such loans and preferred equity interests in borrowers who own such properties. These investments may be subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we originate and invest in could be particularly difficult, time consuming and costly to work out because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.
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
Additionally, CRE securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related loans, particularly if the economic environment deteriorates. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying collateral. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CRE securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover a portion or all of our investment.
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
Our financial performance will be influenced by changes in interest rates, in particular, as such changes may affect the CRE securities, floating-rate borrowings and CRE debt we may originate or invest in, as the case may be, to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or “yield curves,” will affect our business in a number of ways. Changes in the general level of interest rates can negatively affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, originate or acquire CRE debt at attractive prices and enter into hedging transactions. Also, if market interest rates increase, as they recently have, the interest rate on any variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions and other factors beyond our control.
Interest rate changes may also impact our net book value as any such CRE securities and hedge derivatives will be recorded at fair value each quarter. Generally, as interest rates increase, the value of our fixed rate securities will decrease, which will decrease the book value of our equity.
Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our CRE securities and therefore their value. For example, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market and vice versa. This would have similar effects on our CRE securities portfolio and our financial position and operations to a change in interest rates generally.
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
Some of our investments will be recorded at fair value, including certain investments in unconsolidated ventures, but will have limited liquidity or will not be publicly traded. The fair value of these investments and potentially other investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. The value of stockholders’ investment could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
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

Risks Related to Our Financing Strategy
We may be unable to obtain financing required to acquire or originate investments as contemplated in our business plan, which could compel us to restructure or abandon a particular acquisition and harm our ability to make distributions to our stockholders.
We expect to fund a portion of our investments with financing. We cannot assure that financing will be available on acceptable terms, if at all, or that we may be able to satisfy the conditions precedent required to secure borrowings or utilize credit facilities, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. Challenges in the credit and financial markets have reduced the availability of financing. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. Any failure to obtain financing on terms acceptable to us, or at all, could have a material adverse effect on the continued development or growth of our business and harm our ability to make distributions.
We may use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
We, or our unconsolidated ventures, may incur significant borrowings in the future to satisfy our capital and liquidity needs, including recourse borrowings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may increase our risk of loss, impact our liquidity and restrict our ability to engage in certain activities. Our substantial borrowings, among other things, may:

•
require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which will reduce the availability of cash flow to fund working capital, capital expenditures and other business activities;

•	require us to maintain minimum cash balances;

•	increase our vulnerability to general adverse economic and industry conditions, as well as operational failures by our tenants;

•	require us to post additional reserves and other additional collateral to support our financing arrangements, which could reduce our liquidity and limit our ability to leverage our assets;

•	subject us to maintaining various debt, operating income, net worth, cash flow and other covenants and financial ratios;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our operating policies and ability to make strategic acquisitions, dispositions or exploit business opportunities;

•	require us to maintain a borrowing base of assets;

•	place us at a competitive disadvantage compared to our competitors that have fewer borrowings;

•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity), dispose of assets or make distributions to stockholders; and

•	increase our cost of capital.
If we fail to comply with the covenants in the instruments governing our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. If we default, we may be required to repay outstanding obligations, together with penalties, prior to the stated maturity, post additional collateral, subject our assets to foreclosure and/or need to seek protection under bankruptcy laws. Further, we may be unable to refinance existing borrowing obligations when they become due on favorable terms or at all, which could have a material adverse impact on our results of operations.
We have broad authority to incur borrowings and high levels of borrowings could hinder our ability to make distributions and could decrease the value of stockholders’ investment.
We expect that, in most instances, we will make real estate investments by using either existing or new borrowings. In addition, we may incur mortgage notes and pledge all or some of our real estate investments as security for that debt to obtain funds to acquire additional real estate investments. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

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
Risks Related to Conflicts of Interest
The fees we will pay to affiliates in connection with our offering and in connection with the management of our investments, including to our Advisor Entities, were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
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
Our organizational documents do not prevent us from selling assets to affiliates or buying assets from affiliates.
Our charter does not prevent us from buying assets from, or selling assets to, affiliates or other entities that are advised or managed by our Co-sponsors or Advisor Entities or their affiliates, which might entitle affiliates of our Advisor Entities to certain acquisitions or disposition fees from such affiliates. As a result, our Advisor Entities may not have an incentive to pursue an independent third-party buyer or seller, rather than an affiliate or other managed company. Our charter only requires that a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction determine that an affiliated party transaction is fair and reasonable and on terms and conditions no less favorable than those available from unaffiliated third parties. It does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor or Sub-advisor recommending a sale of our assets to an affiliate or our purchase of an asset from an affiliate.
Our Co-sponsors and their respective affiliates, including all of our executive officers and other key professionals will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.
Our Co-sponsors and their respective affiliates, including our Advisor Entities, receive substantial fees from us. In addition, our executive officers and other key professionals who are used by our Advisor Entities to perform services on our behalf may also be executive officers and key professionals of our co-sponsors. These fees could influence our Advisor’s and Sub-advisor’s advice to us as well as their and our executive officers’ and other key professionals’ judgment with respect to:

•
the continuation, renewal or enforcement of our agreements with an affiliate of Colony NorthStar, RXR and their respective affiliates including our advisory agreement, sub-advisory agreement, dealer manager agreement and property management agreement;

•	public offerings of equity by us, which entitle our dealer manager to dealer manager fees and will likely entitle our Advisor Entities to increased asset management fees;

•
acquisition of properties and other investments and origination of CRE debt, which entitle our Advisor Entities to asset management fees, property management fees, development fees, leasing fees and construction management fees;

•
borrowings up to or in excess of our stated borrowing policy to acquire properties and other investments and to originate CRE debt, which borrowings will increase the asset management fees payable to our Advisor Entities;

•
whether and when we seek to list our common stock on a national securities exchange, which listing could entitle NorthStar/RXR NTR OP Holdings, LLC, as the holder of special units, to have its interests in our operating partnership redeemed;

•
whether we seek approval to internalize our management, which may entail acquiring assets from our Co-sponsors (such as office space, furnishings and technology costs) and employing our Co-sponsors’ professionals performing services for us on behalf of our Advisor or Sub-advisor for consideration that would be negotiated at that time and may result in these professionals receiving more compensation from us than they currently receive from our Co-sponsors; and

•	whether and when we seek to sell our company or its assets, which would entitle NorthStar/RXR NTR OP Holdings, as the holder of special units, to a subordinated distribution.
The fees our Advisor Entities will receive from us are not based on the quality of the investment or the quality of the services rendered to us. In addition, the special unit holder, an affiliate of one of our Co-sponsors, may be entitled to certain distributions subject to our stockholders receiving their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. Further, RXR is partially owned by Colony NorthStar, our Co-sponsor, which may earn an incentive fee related to its performance. The ability to earn these fees and distributions may influence our executive officers and our Co-sponsors’ key professionals performing services on behalf of our Advisor Entities to recommend riskier transactions to us. After the termination of our Primary Offering, our Advisor agreed to reimburse us to the extent total organization and offering costs borne by us exceed 15% of the gross proceeds raised in our offering. As a result, our Advisor may decide to extend our offering to avoid or delay the reimbursement of these expenses beyond what it otherwise would.
In addition to the management fees we pay to our Advisor Entities, we reimburse our Advisor Entities for costs and expenses incurred on our behalf, including indirect personnel and employment costs of our Advisor Entities and their affiliates and these costs and expenses may be substantial.
We pay our Advisor Entities substantial fees for the services they provide to us and we also have an obligation to reimburse our Advisor Entities for costs and expenses they incur and pay on our behalf. Subject to certain limitations and exceptions, we reimburse our Advisor Entities for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor Entities and their affiliates, which may include certain executive officers of our Advisor Entities and their affiliates, as well as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. The costs and expenses our Advisor Entities incur on our behalf, including the compensatory costs incurred by our Advisor Entities and their affiliates, can be substantial. However, there is no reimbursement for personnel costs related to executive officers, although there may be reimbursement for personnel costs related to certain executive officers of our Advisor Entities. There are conflicts of interest that arise when our Advisor Entities make allocation determinations. For the year ended December 31, 2016, our Advisor Entities allocated $4.6 million in costs and expenses to us. Our Advisor Entities could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
Our Co-sponsors, our executive officers and the real estate and other professionals assembled by our Advisor Entities face competing demands relating to their time and this may cause our operations and our stockholders’ investments to suffer.
Neither we nor our Advisor Entities have any employees and our Advisor Entities will rely on, among others, executive officers and employees of our Co-sponsors and their affiliates to perform services for us on behalf of our Advisor Entities, including Messrs. Barrack, Hamamoto, Saltzman, Hedstrom, Traenkle, Rechler, Gilbert, Maturo, Saracino and Barnett and Ms. Harrington. Messrs. Barrack, Hamamoto, Saltzman, Traenkle and Hedstrom are also executive officers of Colony NorthStar and its affiliates and Messrs. Rechler, Maturo and Barnett are also executive officers of RXR and its affiliates. As a result of their interests in other entities affiliated with our Co-sponsors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Co-sponsors and their affiliates and other business activities in which they are involved. These conflicts of interest could result in less effective execution on our business plan as well as declines in the returns on our investments and the value of stockholders investment.

Our executive officers and our key real estate and other investment professionals who perform services for us on behalf of our Advisor Entities face conflicts of interest related to their positions and interests in our Co-sponsors and affiliates of our Co-sponsors, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and other professionals assembled by our Advisor, Sub-advisor and dealer manager to perform services on our behalf are also executive officers, directors, managers, key professionals or holders of a direct or indirect interest in our Advisor, the Sub-advisor, our dealer manager or other entities affiliated with our Co-sponsors. As a result, they owe duties to each of these entities, their members and limited partners or other investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and our stockholders. In addition, our Co-sponsors may grant equity interests in our Advisor, Sub-advisor and NorthStar/RXR NTR OP Holdings, as the holder of special units, to certain management personnel performing services for our Advisor Entities. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. Conflicts with our business and interests are most likely to arise from (i) allocation of new investments and management time and services between us and the other entities sponsored by our Co-sponsors and their respective affiliates; (ii) our purchase of properties from, or sale of properties to, affiliated entities; (iii) development of our properties by affiliates; (iv) investments with affiliates of our Advisor Entities; (v) compensation to our Advisor Entities; and (vi) our relationship with our Advisor, Sub-advisor, dealer manager and property manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions and to maintain or increase the value of our assets.
Our Co-sponsors will face conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce stockholders’ overall investment return.
We rely on our Co-sponsors and the executive officers and other key real estate professionals at our Advisor Entities and their affiliates to identify suitable investment opportunities for us. Several of these key real estate professionals are also the key real estate professionals at other entities affiliated with our Advisor Entities, including other public and private programs. Investment opportunities that are suitable for us may also be suitable for other programs sponsored by each of our Co-sponsors.
Our primary target investments are high-quality commercial real estate investments concentrated in the New York metropolitan area and are expected to overlap with those of RXR Value Added Fund III even though our investment strategy and criteria are different. Our investment strategy may also overlap with those of other investment vehicles sponsored by Colony NorthStar, including NorthStar Real Estate Income Trust, Inc., or NorthStar Income, NorthStar Real Estate Income II, Inc., or NorthStar Income II, and NorthStar Healthcare Income, Inc., or NorthStar Healthcare, and therefore many investment opportunities that will be suitable for us may also be suitable for other Colony NorthStar entities. In addition, RXR or Colony NorthStar may sponsor or manage other investment vehicles in the future that may target asset classes or have an investment strategy similar to ours and that will rely on RXR or Colony NorthStar to source their investments. Therefore, many targeted investments that are suitable for us may also be suitable for other RXR entities, including RXR Valued Added Fund IIII, and Colony NorthStar entities and the investment vehicles that RXR or Colony NorthStar may sponsor or manage in the future.
Our Sub-advisor will present all target investments that are suitable for both us and RXR Value Added Fund III first to RXR Value Added Fund III and, if RXR Value Added Fund III does not elect to invest in a target investment, to us. If RXR Value Added Fund III seeks third-party capital for a particular investment in which it is investing, after having exhausted co-investor and, in some cases, strategic third party interest, RXR Value Added Fund III may offer us an opportunity to serve as a co-investor or joint venture partner for an investment of up to 49% of the equity in such investment. We will not be obligated to make any of these investments. For target investments where we are the lead investor and RXR Value Added Fund III is not the lead investor, we expect 5% of the equity portion of the investment will be made by RXR Value Added Fund III, and the remaining 95% equity to be invested us. RXR Value Added Fund III has made an aggregate equity commitment of up to $50.0 million for investments of this type. For target investments in which RXR Value Added Fund III is the lead investor and where we are offered an opportunity to invest, our interest could be as large as 49% of the equity portion of the target investment. If we exceed 25% of the equity portion of a target investment, we expect our investment will usually be structured as a general partnership in which the general partners will have equal rights and major decisions will require approval by both general partners. For investments where we contribute less than 25% of the equity, we generally expect to invest through limited partnerships managed by affiliates of RXR and have limited or no approval rights. We cannot predict the relative percentage ownership as between us and RXR Value Added Fund III, its limited partners, co-investors and other strategic third parties for any particular investment. In addition, once RXR Value Added Fund III has invested a total of $50.0 million through joint venture investments with us, any further joint investments with RXR Value Added Fund III, if any, will be subject to further consideration and approval by RXR Value Added Fund III.
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
Our investment strategy may also be similar to that of, and may overlap with, the investment strategies of the other Managed Companies, as well as other companies, funds or vehicles that may be co-sponsored, co-branded and co-founded by, or subject to a strategic relationship between, Colony NorthStar or one of its affiliates, on the one hand, and a strategic or joint venture partner of Colony NorthStar, on the other hand, which we refer to collectively as Strategic Vehicles. Therefore, many investment opportunities that are suitable for us may also be suitable for other Managed Companies and/or Strategic Vehicles.
Our Advisor and its affiliates will allocate investment opportunities sourced by a partner directly to the associated Strategic Vehicle or, as applicable, among multiple associated Strategic Vehicles on a rotating basis, which we refer to as a Special Allocation. Since our Sub-advisor is a partner of Colony NorthStar, our Advisor will make Special Allocations directly to us of all investment opportunities sourced by our Sub-advisor for us.
For all investment opportunities other than Special Allocations, our Advisor will allocate, in its sole discretion, each such investment opportunity to one or more of the Managed Companies, including us, and, as applicable, Strategic Vehicles, or Colony NorthStar, for which such investment opportunity is most suitable. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Advisor may consider include, without limitation, the following:

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
If, after consideration of the relevant factors, our Advisor and its affiliates determines that such investment is equally suitable for more than one company, the investment will be allocated on a rotating basis. If, after an investment has been allocated to a particular company, including us, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Advisor and its affiliates, more appropriate for a different entity to fund the investment, our Advisor and its affiliates may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Advisor and its affiliates may determine to allow more than one Managed Company, including us, and Colony NorthStar to co-invest in a particular investment. In discharging its duties under this allocation policy, our Advisor and its affiliates endeavor to allocate all investment opportunities among the Managed Companies and Colony NorthStar in a manner that is fair and equitable over time.
While these are the current procedures for allocating investment opportunities, Colony NorthStar or its affiliates may sponsor or co-sponsor additional investment vehicles in the future and, in connection with the creation of such investment vehicles or otherwise, our Advisor and its affiliates may revise this allocation policy. The result of such a revision to the allocation policy may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by our Advisor and its affiliates and/or partners, thereby reducing the number of investment opportunities available to us. Changes to the investment allocation policy that could adversely impact the allocation of investment opportunities to us in any material respect may be proposed by our Advisor and must be approved by our board of directors.
The decision of how any potential investment should be allocated among us, Colony NorthStar and other Managed Companies or Strategic Vehicles for which such investment may be most suitable may, in many cases, be a matter of highly subjective judgment which will be made by our Advisor and its affiliates in its sole discretion. Our stockholders may not agree with the determination. Our right to participate in the investment allocation process described herein will terminate once we are no longer advised by our Advisor or its affiliates.
Further, there are conflicts of interest that arise when our Advisor Entities makes expense allocation determinations, as well as in connection with any fees payable between us and our Advisor Entities. These fees and allocation determinations are sometimes based on estimates or judgments, which may not be correct and could result in our Advisor Entities’ failure to allocate certain fees and costs appropriately.
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with us and/or our Co-sponsors.
Our future success depends, to a significant extent, upon the continued services of key personnel of our Co-sponsors, such as Messrs. Barrack, Hamamoto, Rechler, Saltzman, Hedstrom, Traenkle, Gilbert, Tangen, Sanders, Maturo, Saracino and Barnett and Ms. Harrington. We do not have employment agreements with any of our executive officers. If the management agreement with our Advisor or Sub-advisor were to be terminated, we may lose the services of our executive officers and other of our Co-sponsors’ investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by our Co-sponsors, such individual may also no longer serve as one of our executive officers. Any change in our Co-sponsors’ relationship with any of our executive officers may be disruptive to our business and hinder our ability to implement our business strategy. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of their continued employment with our Co-sponsors or the ability to employ them in the future. The loss of services of certain of our executive officers could harm our business and our prospects.
We may compete with other investment vehicles affiliated with our Co-sponsors for tenants and other services.
Our Co-sponsors and their affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, portfolio management, leasing or sale of real estate investments. RXR or its affiliates own and/or manage properties in the same geographic area in which we expect to acquire interests in real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by RXR and its affiliates. RXR may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by RXR and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants. We may also compete with affiliates of Colony NorthStar and RXR with respect to other services, including but not limited to obtaining financing for our real estate investments, obtaining other third party services and pursuing a sale of our investments.
Our dealer manager may distribute future Colony NorthStar-sponsored programs during our offering and our dealer manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital and such conflicts may not be resolved in our favor.
Our dealer manager does and may in the future act as the dealer manager for other Colony NorthStar entities, such as NorthStar Real Estate Capital Income Fund. In addition, future Colony NorthStar-sponsored programs may seek to raise capital through public offerings conducted concurrently with our offering. Our dealer manager could also act as the dealer manager of offerings not sponsored by our Co-sponsors. As a result, our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.
Our operations would be negatively impacted if there are disagreements between our Co-sponsors or our Advisor and Sub-advisor or in the event the relationship between our Co-sponsors degrades or terminates.
We will depend on our Advisor, a subsidiary of Colony NorthStar, one of our Co-sponsors, and our Sub-advisor, a subsidiary of RXR, our other Co-sponsor, to conduct our operations and select our investments. Any disagreements between our Co-sponsors or our Advisor and Sub-advisor could have a negative impact on our operations and prevent us from pursuing investment opportunities. Any adverse change in the relationship between our Co-sponsors, including in the event the relationship degrades or terminates, could have a negative impact on their support of our business and the management of our operations.

We rely on our Advisor to supervise our Sub-advisor and our Advisor has a conflict of interest in fulfilling that role.
In December 2013, NorthStar Realty, now a subsidiary of Colony NorthStar, our Co-sponsor, entered into a strategic transaction with RXR, pursuant to which NorthStar Realty invested approximately $340 million in RXR, which included a combination of corporate debt, preferred equity and an approximate 27% equity interest in RXR. In October 2015, the corporate debt and preferred equity component of this investment was prepaid and redeemed by RXR. As a result of Colony NorthStar’s ownership interest in RXR, our Advisor may have a conflict of interest in supervising our Sub-advisor. This conflict could result in our Sub-advisor continuing in its role notwithstanding any potential performance related deficiencies.
Risks Related to Our Company
We have a limited operating history and the prior performance of our Co-sponsors or other real estate investment vehicles sponsored by our Co-sponsors may not predict our future results.
We are a recently formed company and have a limited operating history. Since we have a limited operating history, our stockholders will have no basis upon which to evaluate our ability to achieve our investment objectives and should not assume that our performance will be similar to the past performance of our Co-sponsors or other real estate investment vehicles sponsored by our Co-sponsors. Our limited operating history significantly increases the risk and uncertainty our stockholders face in making an investment in our shares.
Because our offering is a blind pool offering, our stockholders will not have the opportunity to evaluate our investments before we acquire them, which is subsequent to the date our stockholders subscribe for shares and which makes investment in our shares more speculative.
Because we have one investment and we have not yet acquired or identified any of the other investments that we may acquire, we are currently not able to provide any information to assist our stockholders in evaluating the merits of any specific future assets that we may acquire. We intend to use a majority of the proceeds of our offering for the acquisition of, after the payment of fees and expenses, commercial real estate concentrated in the New York metropolitan area and in particular New York City. To a lesser extent, we may invest in other types of real estate or in entities that invest in real estate. In addition, we may invest in CRE debt and securities secured primarily by collateral in New York metropolitan area. We have not established any limits on the percentage of our portfolio that may be comprised of these various categories of assets and the allocation among these assets could vary significantly. We also cannot predict our actual allocation by investment type or geography of our assets under management at this time because such allocation also will be dependent, in part, on the market conditions, market opportunities and upon the amount of financing we are able to obtain with respect to each asset class in which we invest. Since our stockholders will be unable to evaluate the economic merit of assets before we invest in them and our stockholders cannot be certain as to our actual asset allocation, our stockholders will have to rely entirely on the ability of our Advisor Entities to select suitable and successful investment opportunities. These factors increase the speculative nature of an investment in our shares.
If we do not achieve our capital raising targets or are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of stockholders’ investment in us may be adversely impacted and will fluctuate with the performance of the specific assets we acquire.
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
Our organizational documents permit us to pay distributions to our stockholders from any source, including offering proceeds, borrowings, our Advisor’s or Sub-advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. Until the proceeds from our offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our modified funds from operations, or MFFO, NorthStar Realty, a subsidiary of Colony NorthStar, and RXR will commit to purchase up to $10 million of shares of Class A Shares at $9.10 per share (which includes any shares NorthStar Realty, RXR or their respective affiliates may purchase in order to satisfy the minimum offering) to provide additional cash to support distributions to our stockholders. The sale of these shares would result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders’ overall return may be reduced. In the earlier part of this offering, we expect that all of our distributions will be paid from the proceeds from this offering and, more specifically, from the proceeds from the purchase of shares by NorthStar Realty and RXR pursuant to the distribution support agreement. For the year ended December 31, 2016, we declared distributions of $23,927, of which 100% were paid using proceeds from our offering, including $16,085 from the purchase of additional shares by NorthStar Realty and RXR.
No public trading market for our shares will exist and, as a result, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price.
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
Our stockholders will incur immediate dilution equal to the costs of the offering we incur in selling such shares (which costs consist of underwriting compensation of up to 10% and additional organization and offering expenses estimated to be 1.0% to 3.0% depending on how many shares are sold). This means that investors who purchase shares of our common stock will pay a price per share that exceeds the amount available to us to invest in assets.
In addition, our stockholders do not have preemptive rights. If we engage in a subsequent offering of common shares or securities convertible into common shares, reclassify any of our shares or issue additional shares pursuant to our DRP or otherwise issue additional shares, including to an affiliate of Colony NorthStar and RXR pursuant to the distribution support agreement, investors who purchase shares in our offering who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding shares. Furthermore, stockholders may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances or reclassification (including the shares being sold in our offering) and the value of our assets at the time of issuance.
The prices of the shares in our offering were not established on an independent basis; therefore, as they were arbitrarily determined, the offering prices will not accurately represent the current value of our assets at any particular time and may be higher than the value of our assets per share of our common stock at the time of the purchase.
We established the offering price of our Class A Shares, Class T Shares and Class I Shares on an arbitrary basis. The selling price for each class of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. We do not intend to adjust the offering prices after we acquire assets and, therefore, the offering prices will not accurately represent the value of our assets and the actual value of the stockholder’s investment may be substantially less than what they pay for shares of our common stock. Because the offering prices are not based upon any independent valuation, the offering prices may not be indicative of either the prices stockholders would receive if they sold our shares or the proceeds that stockholders would receive upon liquidation. Further, the offering prices may be significantly more than the prices at which our shares would trade if they were to be listed on an exchange or actively traded by broker-dealers. Similarly, the amount stockholders may receive upon repurchase of shares, if they determine to participate in our share repurchase program, may be less than the amount they paid for such shares, regardless of any increase in the underlying value of any assets we own.

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
To assist members of Financial Industry Regulatory Authority, or FINRA, and their associated persons that participate in our offering, pursuant to FINRA Conduct Rule 2310, we intend to have our Advisor prepare an annual report of the per share estimated value of our shares of each class, the method by which it was developed and the date of the data used to develop the estimated values. For these purposes, until we disclose an estimated net asset value per share of our common stock, we will report the “net investment value” of our shares, which will be based on the “Amount Available for Investments” percentage shown in the estimated use of proceeds tables included in the prospectus for the Offering until 150 days following the second anniversary of breaking escrow in the Offering. This approach to valuing our shares may bear little relationship and will likely exceed what our stockholders might receive for their shares if they tried to sell them or if we liquidated our portfolio.
We expect to disclose an estimated per share value of our shares of each class no later than May 22, 2018, which is the 150th day following the second anniversary of the date on which we broke escrow in the Offering, although we may be required, due to contractual obligations in the selling agreements between our participating broker dealers and our dealer manager, or rules that may be adopted by the SEC or the states, or may otherwise determine to provide an estimated per share value of each class based upon a valuation earlier than presently anticipated. If we provide an estimated net asset value per share of each class prior to the conclusion of this offering, our board of directors may determine to modify the offering prices, including the prices at which the shares are offered pursuant to our distribution reinvestment plan, to reflect the estimated net asset value per share. Further, the amendment to NASD Rule 2340 took effect in April 2016 and since we have not yet disclosed an estimated net asset value per share, our stockholders’ customer account statements include a value per share that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.
Until we disclose an estimated net asset value per share of each class based on a valuation, although our initial price per share of each class represents the price at which most investors will purchase shares in our Primary Offering, this price and any subsequent estimated values are likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for our shares at this time; (ii) the prices do not reflect and will not reflect the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and costs; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.
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
The more shares we sell in our offering, the greater our challenge will be to invest all of our net offering proceeds. The large size of our offering increases the risk of delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of our offering may be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry we seek to acquire or originate. Therefore, delays we encounter in the selection, due diligence and acquisition or origination of investments would likely limit our ability to pay distributions and lower stockholders’ overall returns.
The adoption by the U.S. Department of Labor, or DOL, of certain amendments to the definition of “fiduciary” under the Employment Retirement Income Security Act, or ERISA, could adversely affect our ability to raise capital in our Offering.
In 2016, the U.S. Department of Labor, or DOL, adopted certain amendments to the definition of “fiduciary” under ERISA and the Internal Revenue Code. The amendments have broadened the definition of “fiduciary” and made a number of changes to the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including individual retirement accounts, or IRAs). The amendments became effective in 2016, with implementation commencing in April 2017 and continuing through January 2018. On February 3, 2017, a Presidential Memorandum was issued directing the Department of Labor to, among other things, examine the fiduciary duty rule to determine whether it may adversely affect the ability of Americans to gain access to market information and financial advice. The outcome of this review by the DOL and ultimate impact of the amendments are not yet known, but, if the amendments are implemented, they could negatively impact our ability to raise capital in our Offering, which could adversely affect our financial condition and results of operations. On February 9, 2017, the DOL filed a Notice of Proposed Rulemaking with the Office of Management and Budget to delay the implementation date of the regulation.
Any adverse changes in the financial health or the public perception of our Co-sponsors or their affiliates or our relationship with our Co-sponsors or their respective affiliates could hinder our operating performance and the return on stockholders’ investment.
We have engaged our Advisor to manage our operations and our investments. Neither we nor our Advisor Entities have any employees and our Advisor Entities utilize the personnel of our Co-sponsors and their affiliates, to perform services on their behalf for us. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Co-sponsors and their respective affiliates as well as their respective investment professionals in the identification or acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities.
Because Colony NorthStar, one of our Co-sponsors, is a publicly traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Co-sponsor or other Managed Companies that are publicly traded, such as NorthStar Realty Europe Corp. (NYSE: NRE), could result in an adverse effect on fundraising in our offering and our ability to acquire assets and obtain financing from third parties on favorable terms or at all. Recently, Colony NorthStar, our Co-sponsor, completed a merger which combined NSAM, Colony Capital and NorthStar Realty into Colony NorthStar, and a failure to achieve the anticipated benefits of the merger or integrate effectively may disrupt our operations and potentially harm our business. Any adverse changes in Colony NorthStar’s financial condition or our relationship with Colony NorthStar, our Advisor and their respective affiliates could hinder our Advisor’s ability to successfully manage our operations and our portfolio of investments.
In addition, NorthStar Realty, a subsidiary of Colony NorthStar, and RXR committed to purchase an aggregate of $10.0 million of Class A Shares (reduced by $1.5 million and $0.5 million Class A Shares of common stock purchased by NorthStar Realty and RXR, respectively, to satisfy the minimum offering requirement on December 23, 2015) under certain circumstances in which our cash distributions exceed our MFFO in order to provide additional cash to support distributions to stockholders. NorthStar Realty and RXR will have no obligation to extend the distribution support agreement and may determine not to do so. If either NorthStar Realty or RXR cannot satisfy this commitment to us or otherwise breach this commitment to us, or in the event that a Colony NorthStar affiliate no longer serves as our Advisor, or an RXR affiliate no longer serves as our Sub-advisor, which could result in the termination of NorthStar Realty’s or RXR’s respective share purchase commitment, we would not have this source of capital available to us and our ability to pay distributions to stockholders would be adversely impacted. Any adverse changes in the financial condition or our relationship with either of our Co-sponsors, our Advisor, our Sub-advisor and related affiliates could hinder the ability of our Advisor Entities to successfully manage our operations and our portfolio of investments.
We are not limited in our target investments and we may change our targeted investments and investment strategy without stockholder consent.
We expect that a majority of our capital will be invested in commercial real estate located in the New York metropolitan area and the remaining portion in CRE debt and securities secured primarily by collateral in the New York metropolitan area. We cannot, however, predict our actual allocation by investment type or geography of our assets under management at this time because such allocation also will be dependent, in part, on the market conditions, market opportunities and upon the amount of financing we are able to obtain with respect to each asset class in which we invest. Our charter and bylaws do not include a limitation on the amount we may invest in any of the asset classes, including those that may be considered riskier investments. Our board of directors may also change our targeted investments and investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this report. Investing in investments that may be considered riskier investments or a change in our targeted investments or investment strategy may increase our exposure to interest rate and commercial real estate market fluctuations among others, all of which could adversely affect the value of our common stock and our ability to make distributions.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce stockholders’ and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that: (i) no director shall be liable to us or our stockholders for monetary damages (provided that such director satisfies certain applicable criteria); (ii) we will generally indemnify non-independent directors for losses unless they are negligent or engage in misconduct; and (iii) we will generally indemnify independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution.
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
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this report. Under the Maryland General Corporation Law, or MGCL, and our charter, our stockholders have a right to vote only on:

•	the election or removal of directors;

•	amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

◦	increase or decrease the aggregate number of our shares of stock of any class or series that we have the authority to issue;

◦	effect certain reverse stock splits; and

◦	change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock.

•	our liquidation or dissolution;

•	certain reorganizations of our company, as provided in our charter; and

•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.

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
We do not own the NorthStar or RXR name, but have been granted a license by Colony NorthStar and RXR to use the NorthStar and RXR names. Use of these names by other parties or the termination of our licenses may materially adversely affect our business, financial condition and results of operations and our ability to make distributions.
Pursuant to our advisory agreement, we have been granted a non-exclusive, royalty-free license to use the name “NorthStar” and pursuant to our sub-advisory agreement, we have been granted a non-exclusive, royalty-free license to use the name “RXR.” Under these licenses, we have a right to use the “NorthStar” and “RXR” names as long as our Advisor or Sub-advisor, as the case may be, continues to advise us. Colony NorthStar and RXR will retain their rights to continue using the “NorthStar” and “RXR” names. We will be unable to preclude our Co-sponsors or affiliates of our Co-sponsors from licensing or transferring the ownership of the “NorthStar” or “RXR” names to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to the goodwill associated with our name that may occur as a result of the activities of our Co-sponsors or others related to the use of our name. Furthermore, in the event either of the licenses is terminated, we will be required to change our name and cease using the “NorthStar” or “RXR” name, as the case may be. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and may materially adversely affect our business, financial condition and results of operations and our ability to make distributions.
Our ability to implement our investment strategy will be dependent, in part, upon the ability of our dealer manager to successfully conduct our offering, which makes an investment in us more speculative.
We have retained our dealer manager to conduct our offering. The success of our offering and our ability to implement our business strategy will be dependent upon the ability of our dealer manager to build and maintain a network of broker-dealers to sell our shares to their clients. The network of broker-dealers that our dealer manager develops to sell our shares may sell shares of competing REIT products, including some products with areas of focus nearly identical to ours, which they may choose to emphasize to their clients. If our dealer manager is not successful in establishing, operating and managing an active, broad network of broker-dealers, our ability to raise proceeds through our offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, stockholders could lose all or a part of their investment.
Our stockholders may be more likely to sustain a loss on their investment because our Co-sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
Our Co-sponsors have incurred substantial costs and devoted significant resources to support our business. As of December 2016, our Co-sponsors and their affiliates have only invested $2.0 million in us and may not invest significant capital in the future, whether pursuant to our distribution support agreement with NorthStar Realty and RXR or otherwise. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Co-sponsors for our organization and offering costs, our Co-sponsors and their affiliates will most likely have very limited exposure to loss in the value of our shares. Without this exposure, our stockholders may be at a greater risk of loss because our Co-sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
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
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire assets of our Advisor Entities and/or to directly employ the personnel of our Co-sponsors that our Advisor Entities utilize to perform services on their behalf for us.
Additionally, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor under our advisory agreement and to our Sub-advisor under the sub-advisory agreement, our additional direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters that otherwise would be borne by our Advisor Entities. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that are paid by our Advisor Entities or their affiliates. We may issue equity awards to officers, employees and consultants of our Advisor Entities, which awards would decrease net income and MFFO and may further dilute stockholders’ investment. We cannot reasonably estimate the amount of fees to our Advisor Entities we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor Entities, our net income and MFFO would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute and the value of our shares.
Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest and cash available to pay distributions.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our Advisor Entities and their affiliates perform portfolio management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become our employees but may instead remain employees of our Co-sponsors or their affiliates. An inability to manage an internalization transaction effectively could result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from most effectively managing our investments.
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
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U. S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (“non-investment companies”). Moreover, we take the position that general partnership interests in joint ventures structured as general partnerships are not considered securities at all and thus are not investment securities.
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
Most of these subsidiaries will rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary’s portfolio be qualifying real estate assets and at least 80% of its portfolio must be qualifying real estate assets and real estate-related assets (and no more than 20% can be miscellaneous assets). Qualification for exclusion from registration under the Investment Company Act will limit our ability to acquire or sell certain assets and also could restrict the time at which we may acquire or sell assets. For purposes of the exclusions provided by Section 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C) and accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
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
Reliance upon Rule 3a-2 is permitted only once every three years. As a result, if we fail to maintain our exclusion from registration, within that three year period, and another exemption is not available, we may be required to register as an investment company, or we may be required to acquire and/or dispose of assets in order to meet the 40% test or other tests for exclusion. Any such asset acquisitions or dispositions may be of assets that we would not acquire or dispose of in the ordinary course of our business, may be at unfavorable prices or may impair our ability to make distributions to shareholders and result in a decline in the price of our common shares. If we are required to register under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including limitations on our ability to employ leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the Investment Company Act could limit our ability to follow our current investment and financing strategies, impair our ability to make distributions to our common shareholders and have an adverse impact on our business.
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
We and our subsidiaries will be subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we will be subject to regulation by the SEC, FINRA, the Internal Revenue Service, or the IRS, and other federal, state and local governmental bodies and agencies and state blue sky laws. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigation as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in, among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also expect to have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. In addition, any internal policies we establish to manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
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
The above-referenced proceedings and related matters have resulted in increased regulatory scrutiny from the SEC, FINRA and state regulators regarding non-traded REITs. In addition, certain non-traded REIT sponsors have recently been the subject of federal investigations, as widely reported in the press. The increased media attention and negative publicity surrounding these matters may adversely impact capital raising in the non-traded industry. Furthermore, amendments to FINRA rules regarding customer account statements were approved by the SEC and became effective on April 11, 2016. These amendments have significantly affected the manner in which non-traded REITs, such as our company, raise capital. These amendments may cause a significant reduction in capital raised by non-traded REITs and may have contributed to a significant reduction in capital raised by non-traded companies and could adversely affect our ability to raise capital. Any of these factors may cause a material negative impact on our ability to achieve our business plan and to successfully complete our offering.
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
Potential investors in our offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us with the authority to issue a total of 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock, par value $0.01 per share, including 120,000,000 in Class A Shares, 240,000,000 in Class T Shares and 40,000,000 in Class I Shares, and 50,000,000 shares are classified as preferred stock, par value $0.01 per share. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our board of directors may elect to: (i) sell additional shares in this or future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) require our Co-sponsors to purchase shares pursuant to the distribution support agreement; (v) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (vi) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests after an investor’s purchase in our offering, their percentage ownership interest in us will be diluted, unless they participate in these stock issuances. In addition, depending upon the terms and pricing of any additional offerings and the value of the investments, our stockholders may also experience dilution in the book value and market value of their shares.
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
Our Advisor Entities and their affiliates will perform services for us in connection with the selection, acquisition, origination, management and administration of our investments. We will pay them substantial fees for management and administration services, which will result in immediate dilution to the value of a stockholder’s investment and will reduce the value of cash available for investment or distribution to stockholders. We may increase the compensation we pay to our Advisor Entities subject to approval by our board of directors and other limitations in our charter, which would further dilute stockholders’ investment and the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our offering, we will use only 90.5% to 93.1% of our gross offering proceeds, and possibly less, for investments, assuming the sale of 30% of Class A Shares, 60% of Class T Shares and 10% of Class I Shares in the aggregate.
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
If we terminate our advisory agreement with our Advisor, we may be required to pay significant fees to an affiliate of our Co-sponsor, which will reduce cash available for distribution.
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
Federal Income Tax Risks
Our failure to qualify as a REIT would subject us to federal income tax and reduce cash available for investment or distribution to stockholders.
We will elect to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016 upon the filing of our federal income tax return for such year. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.
Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow or liquidate some investments in order to pay the applicable tax. Furthermore, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans or repurchase agreements.
We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, including assets we have owned and past transactions, our REIT qualification could be jeopardized. For example, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in Revenue Procedure 2003-65, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. While our mezzanine loans will typically not meet all of the requirements for reliance on this safe harbor, we may invest in mezzanine loans in a manner that we believe will enable us to satisfy the REIT gross income and asset tests. In addition, we may enter into sale and repurchase agreements under which we may nominally sell certain of our mortgage assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for federal income tax purposes as the owner of the mortgage assets that are the subject of any such sale and repurchase agreement notwithstanding that we transferred record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to continue to qualify as a REIT could be adversely affected. Even if the IRS were to disagree with one or more of our interpretations and we were treated as having failed to satisfy one of the REIT qualification requirements, we could maintain our REIT qualification if our failure was excused under certain statutory savings provisions. However, there can be no guarantee that we would be entitled to benefit from those statutory savings provisions if we failed to satisfy one of the REIT qualification requirements and even if we were entitled to benefit from those statutory savings provisions, we could be required to pay a penalty tax.
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
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or assets, including taxes on any undistributed income or property. For example:

•
In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

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

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Internal Revenue Code, our gain would be subject to the 100% “prohibited transaction” tax.

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
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, stockholders would be taxed on their proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We anticipate that distributions generally will be taxable as ordinary income, although a portion of such distributions may be designated by us as long-term capital gain to the extent attributable to capital gain income recognized by us, or may constitute a return of capital to the extent that such distribution exceeds our earnings and profits as determined for tax purposes.
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
Our CRE debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to preserve the value of our investment and for other reasons. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test. Debt obligations secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.
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
In order to qualify as a REIT, we will not be able to operate any hospitality or leisure properties that we acquire or participate in the decisions affecting the daily operations of these properties. We will lease any hospitality or leisure properties we acquire to a TRS in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors, potentially including RXR or its affiliates that are not our subsidiaries or otherwise controlled by us to manage these properties. Thus, independent operators, under management agreements with our TRS, will control the daily operations of any such hospitality or leisure property.
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
If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution.
Liquidation of assets may jeopardize our REIT qualification.
To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.
Our qualification as a REIT could be jeopardized as a result of our interest in joint ventures or investment funds.
We may hold limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company, including joint ventures with affiliates, could take an action which could cause us to fail a REIT gross income or asset test and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we are able to qualify for a statutory REIT savings provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
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
We may distribute our common stock in a taxable distribution, in which case our stockholders may sell shares of our common stock to pay tax on such distributions, placing downward pressure on the value of our common stock.
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
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price paid to stockholders.
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted (prospectively or retroactively) by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our shares of common stock.

Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
None.
Item 3.    Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, there are no legal proceedings that are currently expected to have a material adverse effect on our financial position or results of operations.

Item 4.    Mine Safety Disclosures
Not applicable

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
We are currently offering shares of our common stock pursuant to an effective registration statement at a price of $10.1111 per Class A share, $9.5538 per Class T share, and $9.10 per Class I share in our “best efforts” Primary Offering and a $9.81 Class A share, $9.27 Class T share, and $9.10 Class I share purchase price for shares issued pursuant to our DRP. There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board of directors will determine when, and if, to apply to have shares of our common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board of directors does not have a stated term for evaluating a listing on a national securities exchange as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders.
In order for members of FINRA and their associated persons that have participated in the offering and sale of our shares of common stock pursuant to the Offering, we are required pursuant to FINRA Rule 2310 to disclose in each annual report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, until we disclose an estimated net asset value, or NAV, per share of our common stock, we will report the “net investment value” of our shares, which will be based on the maximum “Amount Available for Investments” percentage shown in the estimated use of proceeds tables included in the prospectus for the Offering. This amount is 89.0% of the $10.111 per share offering price of our Class A Shares, 94.2% of the $9.5538 per share offering price of our Class T Shares and 98.9% of the $9.10 per share offering price of our Class I Shares. For each class of shares, this amount is equal $9.10 per share, which is the amount of net proceeds we will receive per share, after payment of the associated sales commission, dealer manager fee and estimated organization and offering expenses. Pursuant to FINRA Rule 2310, we will disclose an estimated NAV per share of our common stock no later than May 22, 2018, which is the 150th day following the second anniversary of the date on which we broke escrow in our Offering, although we may determine to provide an estimated NAV per share earlier based on an appraisal of our assets and operations and other factors deemed relevant. Once established, we will provide the estimated value per share in a current or periodic report and in each annual report thereafter. The estimated value per share of each class of our common stock will be based upon the fair value of our assets less the fair value of our liabilities under market conditions existing at the time of the valuation. We will obtain independent third party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which will include an independent appraisal or valuation. Once we have disclosed an estimated NAV per share, we will report it as the estimated value per share in our annual reports and it will be used as the value for customer account statements and reports to fiduciaries.
Stockholders
As of March 13, 2017, we had 369 stockholders of record.
Distributions
The following table summarizes the distributions declared for the year ended December 31, 2016:

	Distributions(1)
Period	Cash	DRP	Total
2016
First Quarter	$—	$—	$—
Second Quarter	3,175	20	3,195
Third Quarter	7,637	1,205	8,842
Fourth Quarter	8,533	3,357	11,890
Total	$19,345	$4,582	$23,927

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
There were no distributions declared for the year ended December 31, 2015.
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the same class, in lieu of receiving cash distributions, at a price equal to $9.81 per Class A share, $9.27 per Class T share, and $9.10 per Class I share until we establish an estimated value per share for each class of share.

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
For the period from June 1, 2016 through December 31, 2016, we issued 317 Class A shares and six Class T shares totaling $3,107 and $57, respectively, of gross offering proceeds pursuant to our DRP.
Use of Proceeds from Registered Securities
Our registration statement on Form S-11 (File No. 333-200617), covering our Offering of up to $1.8 billion in shares of common stock offered pursuant to our Primary Offering and up to $200.0 million in shares of common stock offered pursuant to our DRP was declared effective under the Securities Act of 1933, as amended, or the Securities Act, on February 9, 2015. We commenced our Offering on the same date and retained NorthStar Securities to serve as our dealer manager of the Offering.
Our shares of common stock are being offered in any combination of the three classes of shares of our common stock: Class A Shares, Class T Shares and Class I Shares. The offering price for the shares in our Primary Offering is $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share. Our DRP shares are being offered at $9.81 per Class A Share, $9.27 per Class T Share, and $9.10 per Class I Share.
On December 23, 2015, we satisfied the minimum offering amount in our Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively, at $9.10 per share.
In April 2016, our board of directors approved special stock distributions to all common stockholders of record on the close of business on the earlier of: (a) the date by which we raise $100.0 million pursuant to the Offering and (b) December 31, 2016. On December 31, 2016, we declared, and subsequent to such date, issued stock distributions to stockholders of record as of that date in the amount of 38,293, 14,816, and 3,676 shares of Class A, Class T and Class I common stock, respectively, equal to 5.0% of the outstanding shares of each share class. On December 31, 2016, we reduced our retained earnings by the par value of Class A, Class T and Class I common stock declared to be issued, which was $383, $148 and $37, respectively. No selling commissions or dealer manager fees were paid in connection with the issuance of the special stock distributions.
In November 2016, our board of directors determined to extend the Offering for one year to February 9, 2018. Our board has the right to further extend or terminate the Offering at any time.
In November 2016, our board of directors authorized special stock distributions to all Class A, Class T and Class I stockholders of record on the close of business on the earlier of: (a) the date on which we raise $25.0 million from the sale of shares pursuant to the Offering or (b) a date determined in our management’s discretion, but in any event no earlier than January 1, 2017 and no later than December 31, 2017. The special stock distribution will be in an amount equal in value to 10.0% of the current gross offering price of each issued and outstanding Class A, Class T and Class I Share on the record date. The special stock distributions will be issued in shares of the same class as the shares on which the stock distributions are being made within 90 days following the record date. No selling commissions or dealer manager fees will be paid in connection with the issuance of the special stock distribution.
As of December 31, 2016, we issued the following shares of common stock and raised the following gross proceeds in connection with our Offering (in thousands):

	Shares	Proceeds
Primary Offering	1,091	$10,507
DRP	—	3
Total	1,091	$10,510
For the period from the commencement of our Offering through December 31, 2016, we issued 1.1 million shares of common stock generating total gross proceeds of $10.5 million pursuant to our Offering, including $3,164 of gross proceeds pursuant to our DRP.
From the commencement of our Offering through December 31, 2016, we incurred $0.4 million in selling commissions, $0.2 million in dealer manager fees, $0.1 million in distribution fees and $0.1 million in other offering costs in connection with the issuance and distribution of our registered securities and $0.4 million of these costs have been reallowed to third parties.

From the commencement of our Offering through December 31, 2016, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $9.7 million. From the commencement of our Offering through December 31, 2016, we used proceeds of $4.3 million to purchase an indirect interest in a real estate equity investment, $0.1 million to pay transaction costs incurred in connection with the purchase and $0.1 million to pay our Advisor Entities acquisition fees in connection with the purchase.
As of December 31, 2016, our Advisor Entities incurred organization and offering costs of $4.8 million on our behalf.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective February 9, 2015, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability, if the disability is deemed qualifying by our board of directors in their sole discretion and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares pursuant to our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice, except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. We may provide written notice by filing a Current Report on Form 8-K with the SEC and, if we are still engaged in our Offering, we may also provide a notice in a supplement to the prospectus or Post-Effective Amendment filed with the SEC. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.
As of December 31, 2016, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2016, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.
Item 6.    Selected Financial Data
The information below should be read in conjunction with “Forward-Looking Statements,” Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015(1)
Operating Data:
Total expenses	$451,554	$1,000
Equity in earnings (losses) of unconsolidated venture	939,303	—
Net income (loss)	487,749	(1,000)
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	487,802	(999)
Net income (loss) per share, basic/diluted(2)	1.27	(0.03)
Distributions declared per share of common stock(2)	0.06	—
_________________________

(1)	Represents the period from December 23, 2015 (commencement of operations) through December 31, 2015.

(2)
Adjusted to reflect the retroactive impact of the stock distribution issued in January 2017. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” for further discussion.

	As of December 31,
	2016	2015	2014
Balance Sheet Data:
Cash	$4,595,392	$2,201,007	$201,007
Investment in unconsolidated venture, at fair value	5,173,075	—	—
Due to related party	228,830	20,000	—
Total assets	10,645,143	2,201,007	201,007
Total liabilities	233,507	20,000	—
Total equity	10,411,636	2,181,007	201,007

	Years Ended December 31,
	2016	2015(1)
Other Data:
Cash flow provided by (used in):
Operating activities	$(264,000)	$—
Investing activities	(4,297,842)	—
Financing activities	6,956,227	2,000,000
_________________________

(1)	Represents the period from December 23, 2015 (commencement of operations) through December 31, 2015.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this report. References to “we,” “us” or “our” refer to NorthStar/RXR New York Metro Real Estate, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We were formed to acquire a high-quality commercial real estate, or CRE, portfolio concentrated in the New York metropolitan area and, in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. We intend to complement this strategy by originating and acquiring: (i) CRE debt, including subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. We were formed on March 21, 2014 as a Maryland corporation and intend to make an election to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with our taxable year ended December 31, 2016.
We are externally managed and have no employees. Prior to January 11, 2017, we were managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM. Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc., or Colony, NorthStar Realty Finance Corp., or NorthStar Realty, and Colony NorthStar, Inc., or Colony NorthStar, a wholly-owned subsidiary of NSAM, which we refer to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as our one of our co-sponsors. As a result of the mergers, Colony NorthStar became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS”. CNI NS/RXR Advisors, LLC, as successor to NSAM J-NS/RXR Ltd, or our Advisor, is now a subsidiary of Colony NorthStar. Our Advisor manages our day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on our operations.
Colony NorthStar and its affiliates also provide asset management and other services to NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies, private funds and any other companies Colony NorthStar and its affiliates may manage in the future, or collectively the Managed Companies, both in the United States and internationally.
We are sub-advised by RXR NTR Sub-Advisor LLC, or our Sub-advisor, a Delaware limited liability company and a subsidiary of our other co-sponsor, RXR Realty LLC, or RXR. RXR is a leading real estate owner, manager and developer in the New York metropolitan area. As of December 31, 2016, RXR’s operating platform managed 90 commercial real estate properties and investments with an aggregate gross asset value of approximately $15.7 billion as of December 31, 2016, comprising approximately 25.0 million square feet of commercial operating properties and approximately 3,200 multifamily and for sale units under active development in the New York Metropolitan area.

Our Advisor and Sub-advisor are collectively referred to as our Advisor Entities. We, our Advisor and our Sub-advisor entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to our Sub-advisor. Colony NorthStar and RXR are each referred to as a Co-sponsor and collectively as our Co-sponsors.
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

•
Commercial Real Estate Securities - Our CRE securities investments may include commercial mortgage backed securities, or CMBS, backed by real estate in the New York metropolitan area and may include collateralized debt obligation, or CDO, notes and other securities.

We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect shareholder capital. We believe our Advisor Entities’ platform and experience provide us the flexibility to invest across the real estate capital structure.
On March 28, 2014, as part of our formation, we issued 16,667 shares of common stock to NorthStar Realty, which is now a subsidiary of Colony NorthStar, and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A shares. On February 9, 2015, our registration statement on Form S-11 with the U.S. Securities and Exchange Commission, or SEC, was declared effective to offer a minimum of $2.0 million and a maximum of $2.0 billion in shares of common stock in a continuous, public offering, of which up to $1.8 billion was offered pursuant to our primary offering, or Primary Offering, at a purchase price of $10.1111 per Class A Share and $9.5538 per Class T Share and up to $200.0 million pursuant to our distribution reinvestment plan, or our DRP, at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share.
On December 23, 2015, we commenced operations by satisfying our minimum offering requirement in our Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively.
On August 22, 2016, we filed a post-effective amendment to our registration statement that reclassified our common stock offered pursuant to the registration statement into shares of Class A common stock, or the Class A Shares, shares of Class T common stock, or the Class T Shares, and shares of Class I common stock, or the Class I Shares. The SEC declared the post-effective amendment effective on October 26, 2016. Pursuant to the registration statement, as amended, we are offering for sale up to $1.8 billion in shares of common stock at a price of $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share in the Primary Offering, and up to $200.0 million in shares under the DRP at a price of $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share. The Primary Offering and the DRP are herein collectively referred to as the Offering. We retained NorthStar Securities, LLC, or NorthStar Securities, an affiliate of our Advisor and one of our Co-Sponsors, to serve as the dealer manager, or our Dealer Manager, for our Primary Offering. Our Dealer Manager is also responsible for marketing our shares being offered pursuant to our Primary Offering. Our board of directors has the right to reallocate shares between our Primary Offering and our DRP.
In November 2016, our board of directors approved an extension of the Offering by one year to February 9, 2018. Our board has the right to further extend or terminate the Offering at any time.
From inception through March 13, 2017, we raised total gross proceeds of $13.9 million pursuant to our Offering, including gross proceeds of $10,522 pursuant to our DRP.
Sources of Operating Revenues and Cash Flows
We expect to primarily generate revenue from rental income and interest income. Rental and escalation income will be generated from our operating real estate for the leasing of space to various tenants. The leases will be for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases. Interest income will be generated from our CRE debt and securities investments. Additionally, we record equity in earnings for CRE investments which we may own through unconsolidated ventures.

Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, and Modified Funds from Operations, or MFFO, as defined by the Investment Program Association, or IPA, to evaluate the profitability and performance of our business.
Outlook and Recent Trends
New York City’s population continues to grow and its labor market continues to strengthen. The U.S. Census Bureau’s most recent estimate indicates the City’s population was approximately 8.6 million as of July 2015, which represents an increase of 375,000 residents over the April 2010 decennial census and a pace of growth not witnessed since the 1920’s.
According to the New York City Economic Development Corporation’s (“NYCEDC”) January 2017 economic snapshot, the New York City labor market added approximately 63,500 jobs in 2016, growing non-farm employment by 1.5% from 2015, 40 basis points higher than the New York State growth rate and on par with the national average. New York City currently has approximately 4.3 million non-farm jobs with an unemployment rate that was steady at 5.2%, unchanged from a year earlier. The services sector (professional, scientific, health care, food, administrative) and construction sector gained the most, with a 2.1% and 2.2% increase in jobs year over year, respectively. The FIRE sector (finance, insurance, securities, banking) remained under pressure, with a decline of 0.9% year over year. The New York City economy grew at an annual rate of 1.7%, reaching $670.7 billion in the fourth quarter of 2015 and is projected by Moody’s Analytics to expand at an annual rate of 1.9% in 2016 and 2.7% by 2017.
At the national level, the Federal Reserve’s December 2016 decision to raise the federal funds rate for the second time in almost a decade may reflect a consensus that the economic foundation driving the current expansion is solid, as well as a belief the labor market is close to or already at full employment. According to the Bureau of Economic Analysis, real gross domestic product increased at an annual rate of 1.9% in the fourth quarter of 2016 and the Federal Reserve’s median projection for future real gross domestic product growth is 2.1% in 2017 and close to 2.0% in 2018 and 2019, slightly above its estimated longer-run rate. The national unemployment rate was 4.7% in the fourth quarter of 2016 and the median national unemployment rate is projected to be 4.5% over the next three years, modestly below the median estimate of its longer-run normal rate. The median inflation projection is 1.9% in 2017 and 2.0% in 2018 and 2019. While some market participants believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, we expect real estate prices and returns to remain attractive.
Domestically, President Donald Trump’s unexpected victory in November concluded a year of political uncertainty. While the markets initially appeared poised to react negatively to the outcome, by year end, the S&P 500 was up 5%, the ten year Treasury note’s yield was up 33.8%, and the U.S. dollar had strengthened against the Eurozone’s euro by 4.7%. While difficult to know for certain, it appears the markets have concluded the combination of a Trump presidency and a Republican-controlled Congress will lead to higher growth and more government spending (primarily on infrastructure and defense), less regulation (particularly on financial services institutions) and lower taxation (particularly on corporations). With the President’s promises to curb or reverse Dodd-Frank and its associated capital requirements that have affected profitability on Wall Street over the last eight years, these corporations are now seeing a path to growth again. Rising short-term interest rates also increase bank profits as the spread between a bank’s cost of capital and the interest it earns on its loans widen. The banking and insurance industry employs approximately 457,000 people in New York City, representing approximately 10.6% of total non-farm employment and the City’s office market may benefit as these institutions are large users of office space (FIRE transactions represented 30.0% of total square feet leased in the fourth quarter). There is a renewed focus on infrastructure spending from all levels of government (federal, state and local), which may reinforce the City’s competitive advantages and support continued private sector growth. The U.S. Senate Minority Leader, a Democratic senator representing New York, has expressed strong support for infrastructure spending. The City has a number of “shovel ready” projects poised to attract investment, including the redevelopment of LaGuardia Airport, expected to be a $4.0 billion project, and Governor Andrew Cuomo’s proposed redevelopment of John F. Kennedy Airport, expected to be an approximately $10.0 billion project.
Internationally, the initial negative reactions to the Brexit vote in June 2016 have appeared to dissipate. We believe that over the next few years, the United Kingdom’s exit from the European Union will be finalized and during that time other cities around the world may potentially see an increase in demand. The New York Metropolitan area represents one of the more robust real estate markets in the world given its size, density, and economic vitality and while we do not anticipate a massive outflow of capital from London, we believe New York City could be a beneficiary of any movement in capital seeking stability.
We believe the New York City office market is in a state of equilibrium and the New York metropolitan area will remain a strong market for commercial real estate investing in the United States. Investment sales activity totaled $55.0 billion in 2016, which represents a decline from 2015’s record-breaking year of $67.4 billion, but is still the third highest yearly total of the past decade and nearly matches 2014’s investment activity. New York City continues to attract strong international investment in real estate and a disproportionate share of foreign capital flows as compared to other major U.S. cities. In 2016, 24.8% of international capital investment in all property types across the United States was invested in New York City. By way of comparison, the next most heavily invested U.S. markets are San Francisco/San Jose, with 9.1% of total international capital and Los Angeles at 6.7%.
The combination of institutional and foreign investor capital flows and expanding growth in the media and technology sectors continue to support robust transaction volume and valuations. The recovery of the Manhattan office market since the Great Recession has been driven largely by growth in the creative industries-tech, advertising, media and information, or TAMI, and nonbanking financial services, including asset management and private equity (employment in the technology industry increased by 47% since the recession in 2008). Nevertheless, recent political and economic uncertainty impacted leasing volume, with overall TAMI leasing activity declining by 15% from 2015 to 2016.
Manhattan’s overall office asking rents have increased almost 7.1% per annum since the trough of 2010, with office asking rents of $77.36 per square foot at the end of the fourth quarter. These rents are still above the previous market peak of $72.17 per square foot in 2008 according to Newmark Grubb Knight Frank. The Manhattan office market leased 7.6 million square feet in the fourth quarter and 26.4 million square feet in 2016, a decrease from the 8.6 million square feet leased in the previous quarter and 28.7 million square feet leased in 2015. Manhattan’s vacancy rate increased by 20 basis points in the fourth quarter to 9.3% and rose from 8.5% in 2015, but ended the year with positive net absorption of 2.6 million square feet.
In terms of square footage, the size of Manhattan’s office market is almost the size of the next five U.S. office markets combined. We believe the three main submarkets within Manhattan (Midtown, Midtown South and Downtown) are dynamic and may operate independently. In 2016, tenants that relocated in New York City generally sought the highest quality buildings with the most efficient layouts, up-to-date infrastructure, the best available amenities and the best access to public transportation. In Midtown, there are at least 12 previously built Class A office buildings that already are, or in the next five years will become more than 75% vacant due to relocations west and south. Companies such as Time Warner, Conde Nast, L’Oréal and KKR are relinquishing contiguous blocks of space in prestigious buildings throughout Midtown’s more traditional submarkets and decamping to new product. Large blocks of previously constructed space in Midtown South and Downtown have been backfilled by Midtown tenants. Tenants that have relocated Downtown now typically pay rent in the $50 to $70 per square foot range as opposed to $70 to $90 per square foot in Midtown.
Midtown South continued to show strength with its desirable loft-style buildings, historic character and large floor-plates. Midtown South’s vacancy rate of 6.7% at the end of 2016 remained the lowest in Manhattan and one of the lowest in the nation. FIRE sector (finance, insurance, securities, banking) and TAMI sector tenants (technology, advertising, media and information) have focused on Midtown South for its many side-core buildings that sometimes present better opportunities for open-seated floor plans versus Midtown’s center-core assets that may be more conducive towards large, private offices. Landlords targeting these tenants are adopting modern amenities aimed to please millennials, the core of the industry’s employment base.
We expect to see office inventory increase by approximately 15 million square feet over the next five years. Most of this supply will be concentrated in Hudson Yards on the far West Side of Manhattan, at the World Trade Center site in Lower Manhattan and in a handful of other locations in Midtown. We believe the growth of office-using jobs, as well as conversion of obsolete office buildings to other uses, will absorb this new supply. The conversion of obsolete office buildings in New York City has been a two-decade trend. As aging office space in New York City becomes competitively obsolete, it has been converted at a steady pace to alternative uses. Recent high-profile examples of the conversion trend can be found at the Crown Building on 57th Street and 5th Avenue, the Woolworth Building in Lower Manhattan, and throughout the portfolio of co-living companies such as WeLive, which by way of example, took 110 Wall Street and partially converted it into a co-living space in 2016.
We expect buildings that are amenity-laden and have modern infrastructures and/or hold a certain cache will continue to catch the attention of tenants. Following the same pattern as the third quarter, Midtown once again led New York City leasing during the fourth quarter with seven of the ten largest deals. This equates to 5.4 million square feet and 68.3% of total leased square footage within Manhattan. We believe that Midtown buildings seeking to attract tenants over the next several years must be flexible and creative; the buildings will have to adapt to a changing world. Employment space has increased in density as the amount of square feet per employee is dropping for tenants across industries. Certain industries reserve more usable square feet to provide amenities to employees as a means of motivation.
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
New York Metropolitan Area Residential Market
According to Douglas Elliman’s fourth quarter 2016 Manhattan Sales and Manhattan, Brooklyn, and Queens Rental Report, the Manhattan housing market showed more signs of easing in the final quarter of 2016, capping off a volatile year relative to the unrestrained growth of the prior several years. The median sales price for new development increased 44.0% from the prior year, while the median re-sale price for existing properties decreased 6.3% from the prior year. The decline in median re-sale prices can be attributed to a 6.9% increase in new inventory year-over-year as well as an increase in discounts and concessions. The median rental price for existing properties increased slightly by 1.1% from the prior year and there was a 40.7% increase in the number of new leases as inventory continued to surge. This surge in inventory has forced landlords to expand their use of concessions to protect their asking rents. As a result, net effective median rents decreased a nominal 0.1% in the fourth quarter.
The amount of supply and construction at the ultra-luxury end has begun to weigh on the market as seen by an 11.9% year-over-year decrease in median rents for the top 10% of luxury product. However, there is still a persistent lack of supply and inventory growth for renters and buyers seeking to access more affordable options. Brooklyn also experienced a slight decline of 3.8% in median rents year-over-year, while the Queens market continued to see substantial 11.7% median rent growth during the same period. With the high costs of Manhattan housing and $36 billion of transportation infrastructure development planned in the next two to three years, we believe there will be a significant increase in demand in the surrounding housing markets including Brooklyn, Long Island and Westchester. Brooklyn, New York’s most populous borough with 2.7 million residents, has seen a migration of renters along transportation corridors, with 52.5% increase in new leases being signed year-over-year. Long Island is faced with an aging supply of multifamily homes: there has been little housing built in the last decade. Westchester also suffers from a limited supply of rental apartments.
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

The following table presents our investment activity in 2016 and from inception through March 13, 2017:

	Year Ended	From Inception through
Investment Type:	December 31, 2016	March 13, 2017
Real estate equity(1)	$11,030,895	$11,030,895
__________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity or cost method, and for either method, elect the fair value option. We may account for an investment that does not qualify for equity method accounting using the cost method if we determine that we do not have significant influence.
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

Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which would be recorded as a reduction of cost of the investment.
We may account for an investment in an unconsolidated entity using either the equity or cost methods, but may also choose to record the investment at fair value by electing the fair value option. We elected the fair value option for our investment in an unconsolidated venture and record the corresponding results from operations, which includes dividends received and our share of the change in fair value of the underlying investment, as equity in earnings (losses) of unconsolidated venture on the consolidated statements of operations. We measure fair value using the net asset value (“NAV”) of the underlying investment as a practical expedient as permitted by the guidance on fair value measurement. Dividends received in excess of cumulative equity in earnings from the unconsolidated venture will be deemed as a return of capital.
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. We will generally not elect the fair value option for our assets and liabilities. However, we have elected the fair value option for our investment in an unconsolidated venture. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
Credit Losses and Impairment on Investments
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for us will be January 1, 2018. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. We are currently assessing the potential effect of the adoption on our consolidated financial statements and related disclosures, as applicable.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on our consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addressed certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We do not have any equity investments with readily determinable fair value recorded as available-for-sale. We do not believe that this guidance will have a material impact on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the potential effect the adoption of this guidance will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. We do not believe that this guidance will have a material impact on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We will adopt the new guidance prospectively on January 1, 2017 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. We will adopt the new guidance prospectively on January 1, 2017 and do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and financial statement disclosures.
In June 2016, the FASB issued guidance that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. We are currently assessing the potential effect the adoption of this guidance will have on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued guidance that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We do not believe that this guidance will have a material impact on our consolidated financial statements and related disclosures.
In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. We do not believe that this guidance will have a material impact on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued guidance to clarify the definition of a business under ASC 805. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments in this update will be applied on a prospective basis. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets).
In January 2017, the FASB issued guidance which removes Step 2 from the goodwill impairment test. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Results of Operations
Comparison of the Year Ended December 31, 2016 to December 31, 2015:

	Years Ended December 31,
	2016	2015	Increase (Decrease)
Expenses
Transaction costs	$144,767	$—	$144,767
Asset management and other fees - related party	148,370	—	148,370
General and administrative expenses	158,417	1,000	157,417
Total expenses	451,554	1,000	450,554
Income (loss) before equity in earnings (losses) of unconsolidated venture	(451,554)	(1,000)	(450,554)
Equity in earnings (losses) of unconsolidated venture	939,303	—	939,303
Net income (loss)	$487,749	$(1,000)	$488,749
Expenses
Transaction Costs
We incurred transaction costs in connection with the additional investment in an unconsolidated venture in December 2016.
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
Equity in Earnings (Losses) of Unconsolidated Venture
Equity in earnings (losses) of unconsolidated venture includes dividends received of approximately $64,000 and an increase in the fair value of our unconsolidated investment of approximately $875,000, or 20.4%.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating activities and to make distributions. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We may access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 13, 2017, we had $8.2 million of investable cash.
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
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor Entities and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions, dealer manager fees and distribution fees and payments to our Dealer Manager and our Advisor Entities, or their affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor Entities, or their affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Offering. During our acquisition and development stage, we expect to make payments to our Advisor Entities, or their affiliates, as applicable, in connection with the management of our assets and costs incurred by our Advisor Entities in providing services to us.
We entered into advisory and sub-advisory agreements with our Advisor Entities, which have a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor Entities and our board of directors, including a majority of our independent directors. In June 2016, our advisory agreement with our Advisor was renewed for an additional one-year term commencing on June 30, 2016, and accordingly the term of our sub-advisory agreement with our Sub-advisor was also extended for one year. Both agreements were renewed on terms identical to those in effect through June 30, 2016. On February 7, 2017, we entered into an amended and restated advisory agreement with our Advisor for a term ending June 30, 2017, which eliminates the acquisition fees payable to our Advisor Entities, eliminates the disposition fees payable to our Advisor Entities, and reduces the monthly asset management fee payable to our Advisor Entities from one-twelfth of 1.25% to one-twelfth of 1.0%.
We intend to elect to be taxed as a REIT and to operate as a REIT commencing with our taxable year ended December 31, 2016. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare daily distributions and pay distributions on a monthly basis. We have not established a minimum distribution level.
Cash Flows
The following presents our consolidated statement of cash flows for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015	Change
Cash flow provided by (used in):
Operating activities	$(264,000)	$—	$(264,000)
Investing activities	(4,297,842)	—	(4,297,842)
Financing activities	6,956,227	2,000,000	4,956,227
Net increase (decrease) in cash	$2,394,385	$2,000,000	$394,385

Year Ended December 31, 2016 Compared to December 31, 2015
Operating Activities
Net cash used in operating activities was $0.3 million for the year ended December 31, 2016, primarily related to asset management fees, acquisition fees and transaction costs incurred as a result of our investment in 1285 AoA, as well as other operating expenses.
Investing Activities
Net cash used in investing activities was $4.3 million for the year ended December 31, 2016, related to our investment in 1285 AoA.
Financing Activities
Net cash provided by financing activities was $7.0 million for the year ended December 31, 2016, related to proceeds from the issuance of common stock, offset by distributions paid on our common stock.
Contractual Obligations and Commitments
As of December 31, 2016, we had no significant future contractual obligations and commitments due.
Off-Balance Sheet Arrangements
As of December 31, 2016, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made an investment in an unconsolidated venture. Refer to Note 3 “Investment in Unconsolidated Venture” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated venture in our consolidated financial statements. Our exposure to loss is limited to the carrying value of our investment plus our proportionate share of any obligations owed through joint investments.
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
In June 2016, our advisory agreement with our Advisor was renewed for an additional one-year term commencing on June 30, 2016, and accordingly the term of our sub-advisory agreement with our Sub-advisor was also extended for one year. Both agreements were renewed on terms identical to those in effect through June 30, 2016.
On February 7, 2017, we entered into an amended and restated advisory agreement, or the Amended Advisory Agreement, with our Advisor for a term ending June 30, 2017.
We pay our Sub-advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property. Below is a description and table of the fees and reimbursements in effect through December 31, 2016 incurred to our Advisor Entities.
Fees to Advisor Entities
Asset Management Fee
For the period from inception through December 31, 2016, our Advisor Entities received a monthly asset management fee equal to one-twelfth of 1.25% of the cost of investments, or sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture). The Amended Advisory Agreement reduces the monthly asset management fee payable to one-twelfth of 1.0% of the cost of investment.
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

Acquisition Fee
For the period from inception through December 31, 2016, our Advisor Entities were entitled to receive fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by us, including acquisition costs and any financing attributable to an equity investment (or our proportionate share thereof in the case of an indirect equity investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by us to acquire or originate CRE debt investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle). An acquisition fee incurred related to an equity investment generally would be expensed as incurred. A fee paid to our Advisor Entities in connection with the acquisition of an equity or CRE debt investment in an unconsolidated joint venture generally would be included in investments in unconsolidated ventures on our consolidated balance sheets when the fair value option was not elected for the investment, but expensed as incurred when the fair value option was elected. The Amended Advisory Agreement eliminates the acquisition fees payable to our Advisor Entities.
Disposition Fee
For the period from inception through December 31, 2016, our Advisor Entities were entitled to receive a disposition fee equal to 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each CRE debt investment sold or syndicated for substantial assistance in connection with the sale of investments and based on the services provided, as determined by our independent directors. The Amended Advisory Agreement eliminates the disposition fees payable to our Advisor Entities.
Reimbursements to Advisor Entities
Operating Costs
Our Advisor Entities are entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor Entities in connection with administrative services provided to us. Our Advisor Entities allocate, in good faith, indirect costs to us related to our Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor Entities. The indirect costs include our allocable share of our Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to our affairs. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of our Advisor) and other personnel involved in activities for which our Advisor Entities receive an acquisition fee or a disposition fee. Our Advisor Entities allocate these costs to us relative to their and their affiliates’ other managed companies in good faith and have reviewed the allocation with our board of directors, including our independent directors. Our Advisor Entities update the board of directors on a quarterly basis of any material changes to the expense allocation and provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period, or the 2%/25% Guidelines. Notwithstanding the above, we may reimburse our Advisor Entities for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
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

Dealer Manager
Selling Commissions, Dealer Manager Fees and Distribution Fees
Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from the sale of Class A Shares and up to 2.0% of the gross proceeds from the sale of Class T Shares issued in our Primary Offering, all of which are reallowed to participating broker-dealers. We pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A Shares and up to 2.75% of the gross proceeds from the sale of Class T Shares issued in our Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager. No selling commissions or dealer manager fees are paid for the sale of Class I Shares.
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
During the year ended December 31, 2016, $145,565 of distribution fees were recorded as a reduction to stockholders’ equity. As of December 31, 2016, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on our consolidated balance sheets, with an offset to additional paid-in capital, was $142,236.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor Entities and our Dealer Manager for the year ended December 31, 2016 and the amount due to related party as of December 31, 2015 and December 31, 2016:

Type of Fee or Reimbursement		Due to Related Party as of	Year Ended December 31, 2016		Due to Related Party as of
	Financial Statement Location	December 31, 2015	Incurred	Paid	December 31, 2016
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$—	$38,272	$37,653	$619
Acquisition(1)	Asset management and other fees-related party	—	110,098	110,098	—
Disposition(1)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	—	83,665	27,590	56,075
Organization(3)	General and administrative expenses	1,000	4,259	3,823	1,436
Offering(3)	Cost of capital(4)	19,000	80,819	72,645	27,174
Selling commissions	Cost of capital(4)	—	354,699	354,699	—
Dealer Manager Fees	Cost of capital(4)	—	228,931	228,931	—
Distribution Fees	Cost of capital(4)	—	145,565	2,039	143,526
Total		$20,000	$1,046,308	$837,478	$228,830
_________________________________________________

(1)
Acquisition fees related to investments in unconsolidated joint ventures are generally included in investments in unconsolidated ventures on the consolidated balance sheets when the fair value option is not elected for the investment, but is expensed as incurred when the fair value option is elected. From inception through December 31, 2016, the Advisor waived $0.1 million of acquisition fees.

(2)
As of December 31, 2016, our Advisor Entities have incurred unreimbursed operating costs on our behalf of $11.1 million that remain eligible to allocate to us. For the year ended December 31, 2016, total operating expenses included in the 2%/25% Guidelines represented 3.2% of average invested assets and 25.0% of net income without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(3)	As of December 31, 2016, our Advisor Entities have incurred unreimbursed organization and offering costs on our behalf of $4.7 million that remain eligible to allocate to us.

(4)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2016, the ratio of offering costs to total capital raised was 9.5%.

Organization and offering costs incurred to our Advisor Entities for the year ended December 31, 2015 and outstanding as of such date amounted to $1,000 and $19,000, respectively. The ratio of offering costs to total capital raised was 1.0% for the year ended December 31, 2015.
Distribution Support Agreement
Pursuant to our Distribution Support Agreement, NorthStar Realty, a subsidiary of Colony NorthStar, and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of our common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed MFFO (as computed in accordance with the definition established by the IPA, and adjusted for certain items) to provide additional funds to support distributions to our stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of our Class A common stock for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. For the year ended December 31, 2016, pursuant to the Distribution Support Agreement, NorthStar Realty and RXR purchased an additional 682 and 227 shares of our Class A common stock, respectively, for an aggregate amount of approximately $8,267.
On November 10, 2016, our board of directors amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the primary portion of the Offering.
NorthStar Realty and RXR
In December 2013, NorthStar Realty entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. As a result of Colony NorthStar’s equity interest in RXR, Colony NorthStar may be entitled to certain fees in connection with RXR’s investment management business.
Sub-advisor Fees
Affiliates of our Sub-advisor provide leasing and management services for the property underlying our unconsolidated venture investment in 1285AoA. For the year ended December 31, 2016, our indirect share of management fees incurred by the unconsolidated venture was approximately $12,000 and capitalized leasing commissions was $73,000. Refer to Note 3 “Investment in Unconsolidated Venture” in Item 8. “Financial Statements and Supplementary Data” for further discussion.
Recent Developments
Common Stock from Primary Offering
For the period from January 1, 2017 through March 13, 2017, we issued 178,735 Class A shares, 158,461 Class T shares, and 6,703 Class I shares of common stock, representing gross proceeds of $1.8 million, $1.5 million, and $0.06 million, respectively.
Distributions
On March 16, 2017, our board of directors approved a daily cash distribution of $0.000273973 per share of common stock for each of the three months ended June 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Stock Distribution
In April 2016, our board of directors approved special stock distributions to all common stockholders of record on the close of business on the earlier of: (a) the date by which we raise $100 million pursuant to this offering and (b) December 31, 2016. On December 31, 2016, we declared, and on January 4, 2017, issued stock distributions to stockholders of record as of December 31, 2016 in the amount of 38,293, 14,816, and 3,676 shares of Class A, Class T and Class I common stock, respectively, based on 5.0% of the outstanding shares of each share class. We have retroactively adjusted net income (loss) per share and distributions declared per share data for all periods presented to reflect the impact of the stock distribution. No selling commissions or dealer manager fees were paid in connection with the issuance of the special stock distributions.
In November 2016, our board of directors authorized an additional special stock distribution to all Class A, Class T and Class I stockholders of record on the close of business on the earlier of: (a) the date on which we raise $25 million from the sale of shares pursuant to the Offering or (b) a date determined in management’s discretion, but in any event no earlier than January 1, 2017 and no later than December 31, 2017. The special stock distribution will be in an amount equal in value to 10.0% of the current gross offering price of each issued and outstanding Class A, Class T and Class I Share on the record date. The special stock distribution will be issued in shares of the same class as the shares on which the stock distributions are being made within 90 days following the record date. No selling commissions or dealer manager fees will be paid in connection with the issuance of the special stock distribution.
NorthStar Realty and RXR Purchase of Common Stock
On March 16, 2017, our board of directors approved the sale of 645 and 215 shares of our Class A common stock for $5,864 and $1,955 to NorthStar Realty and RXR, respectively, pursuant to the Distribution Support Agreement.
Advisory Agreement
On February 7, 2017, we entered into the Amended Advisory Agreement with our Advisor for a term ending June 30, 2017, which eliminates the acquisition fees payable to our Advisor Entities, eliminates the disposition fees payable to our Advisor Entities and reduces the monthly asset management fee payable to our Advisor Entities from one-twelfth of 1.25% to one-twelfth of 1.0% of the cost of investments.
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
MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves/impairment on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. With respect to debt investments, we consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If the estimated fair value of the underlying collateral for the debt investment is less than its net carrying value, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. With respect to a real estate investment, a property’s value is considered impaired if a triggering event is identified and our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. The value of our investments may be impaired and their carrying values may not be recoverable due to our limited life. Investors should note that while impairment charges are excluded from the calculation of MFFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flow and the relatively limited term of a non-traded REIT’s anticipated operations, it could be difficult to recover any impairment charges through operational net revenues or cash flow prior to any liquidity event.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders:

	Years Ended December 31,
	2016	2015
Funds from operations:
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$487,802	$(1,000)
FFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$487,802	$(1,000)
Modified funds from operations:
FFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$487,802	$(1,000)
Adjustments:
Acquisition fees and transaction costs	254,865	—
Changes to fair value of unconsolidated venture	(875,233)	—
MFFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(132,566)	$(1,000)
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From May 16, 2016 through December 31, 2016, we paid an annualized distribution amount of $0.10 per share of our common stock (not adjusted for the retroactive impact of the stock distribution issued in January 2017). Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the year ended December 31, 2016:

	Year Ended December 31, 2016
Distributions(1)
Cash	$19,345
DRP	4,582
Total	$23,927

Sources of Distributions
Funds from Operations(2)	$23,927	100%

Offering proceeds - Distribution support(3)	—	—%
Offering proceeds - Other(3)	—	—%
Total	$23,927	100%

Cash Flow Provided by (Used in) Operations	$(264,000)
_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
Excluding an unrealized gain of $0.9 million related to an increase in fair value of our unconsolidated venture, Funds from Operations would be less than distributions declared and paid for the year ended December 31, 2016.

(3)
The distributions declared and paid for the year ended December 31, 2016 were paid from offering proceeds received from NorthStar Realty and RXR pursuant to our Distribution Support Agreement and other offering proceeds totaling $16,085 and $7,842, respectively.

There were no distributions declared or paid during the year ended December 31, 2015.
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
As of December 31, 2016, our assets consisted of cash held in a non-interest bearing account, receivables in connection with our Primary Offering and an investment in an unconsolidated venture, and, as a result, any change in interest rates would have no impact on our earnings.

Item 8.    Financial Statements and Supplementary Data
The consolidated financial statements of NorthStar/RXR New York Metro Real Estate, Inc. and its subsidiaries and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm’s report thereon are included in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
NorthStar/RXR New York Metro Real Estate, Inc.
We have audited the accompanying consolidated balance sheets of NorthStar/RXR New York Metro Real Estate, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar/RXR New York Metro Real Estate, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
New York, New York
March 20, 2017

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets
Cash	$4,595,392	$2,201,007
Investment in unconsolidated venture, at fair value	5,173,075	—
Receivables, net	876,676	—
Total assets(1)	$10,645,143	$2,201,007

Liabilities
Due to related party	$228,830	$20,000
Distribution payable	4,677	—
Total liabilities(1)	233,507	20,000

Equity
NorthStar/RXR New York Metro Real Estate, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value, 120,000,000 shares authorized, 765,723 and 242,003 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	7,657	2,420
Class T common stock, $0.01 par value, 240,000,000 shares authorized, 296,314 shares issued and outstanding as of December 31, 2016 and no shares issued and outstanding as of December 31, 2015	2,963	—
Class I common stock, $0.01 par value, 40,000,000 shares authorized, 73,524 shares issued and outstanding as of December 31, 2016 and no shares issued and outstanding as of December 31, 2015	735	—
Additional paid-in capital	9,937,027	2,178,587
Retained earnings (accumulated deficit)	462,308	(999)
Total NorthStar/RXR New York Metro Real Estate, Inc. stockholders’ equity	10,410,690	2,180,008
Non-controlling interest	946	999
Total equity	10,411,636	2,181,007
Total liabilities and equity	$10,645,143	$2,201,007
_________________________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar/RXR Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of December 31, 2016, the assets and liabilities of the Operating Partnership did not include any consolidated VIEs. Refer to Note 2, “Summary of Significant Accounting Policies”.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015
Expenses
Transaction costs	$144,767	$—
Asset management and other fees - related party	148,370	—
General and administrative expenses	158,417	1,000
Total expenses	451,554	1,000
Income (loss) before equity in earnings (losses) of unconsolidated venture	(451,554)	(1,000)
Equity in earnings (losses) of unconsolidated venture	939,303	—
Net income (loss)	487,749	(1,000)
Net (income) loss attributable to non-controlling interest	53	1
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$487,802	$(999)
Net income (loss) per share, basic/diluted(1)	$1.27	$(0.03)
Weighted average number of shares outstanding, basic/diluted(1)	384,829	29,024
_________________________

(1)	Adjusted to reflect the retroactive impact of the stock distribution issued in January 2017. Refer to Note 6, “Stockholders’ Equity”.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock						Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T		Class I
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	22,223	$222	—	$—	—	$—	$199,785	$—	$200,007	$1,000	$201,007
Net proceeds from issuance of common stock	219,780	2,198	—	—	—	—	1,978,802	—	1,981,000	—	1,981,000
Net income (loss)	—	—	—	—	—	—	—	(999)	(999)	(1)	(1,000)
Balance as of December 31, 2015	242,003	$2,420	—	$—	—	$—	$2,178,587	$(999)	$2,180,008	$999	$2,181,007
Net proceeds from issuance of common stock	500,903	5,009	296,308	2,963	73,524	735	7,688,582	—	7,697,289	—	7,697,289
Issuance and amortization of equity based-based compensation	22,500	225	—	—	—	—	66,129	—	66,354	—	66,354
Stock distributions declared	—	—	—	—	—	—	568	(568)	—		—
Distributions declared	—	—	—	—	—	—	—	(23,927)	(23,927)	—	(23,927)
Proceeds from distribution reinvestment plan	317	3	6	—	—	—	3,161	—	3,164	—	3,164
Net income (loss)	—	—	—	—	—	—	—	487,802	487,802	(53)	487,749
Balance as of December 31, 2016	765,723	$7,657	296,314	$2,963	73,524	$735	$9,937,027	$462,308	$10,410,690	$946	$10,411,636

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$487,749	$(1,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	66,354	—
Equity in (earnings) losses of unconsolidated venture	(939,303)	—
Dividends from unconsolidated venture	64,070	—
Changes in assets and liabilities:
Due to related party	57,130	1,000
Net cash provided by (used in) operating activities	(264,000)	—
Cash flows from investing activities:
Investment in unconsolidated venture	(4,297,842)	—
Net cash provided by (used in) investing activities	(4,297,842)	—
Cash flows from financing activities:
Net proceeds from issuance of common stock	6,964,046	—
Net proceeds from issuance of common stock, related party	8,267	2,000,000
Distributions paid on common stock	(19,250)	—
Proceeds from distribution reinvestment plan	3,164	—
Net cash provided by (used in) financing activities	6,956,227	2,000,000
Net increase (decrease) in cash	2,394,385	2,000,000
Cash - beginning of period	2,201,007	201,007
Cash - end of period	$4,595,392	$2,201,007

Supplemental disclosure of non-cash financing activities:
Accrued cost of capital (refer to Note 4)	$210,711	$19,000
Subscriptions receivable, gross	935,687	—
Distribution payable	4,677	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar/RXR New York Metro Real Estate, Inc. (the “Company”) was formed to acquire a high-quality commercial real estate (“CRE”) portfolio concentrated in the New York metropolitan area, and in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. The Company intends to complement this strategy by originating and acquiring: (i) CRE debt, including subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. The Company was formed on March 21, 2014 as a Maryland corporation and intends to make an election to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ending December 31, 2016.
The Company is externally managed and has no employees. Prior to January 11, 2017, the Company was managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) (“NSAM”). Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc. (“Colony”), NorthStar Realty Finance Corp. (“NorthStar Realty”), and Colony NorthStar, Inc. (“Colony NorthStar”), a wholly-owned subsidiary of NSAM, which we refer to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as one of the Company’s co-sponsors. As a result of the mergers, the Colony NorthStar became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS”. CNI NS/RXR Advisors, LLC, as successor to NSAM J-NS/RXR Ltd, or our Advisor, is now a subsidiary of Colony NorthStar. The Advisor manages the Company’s day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on the Company’s operations.
Colony NorthStar and its affiliates also provide asset management and other services to NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies, private funds and any other companies Colony NorthStar and its affiliates may manage in the future, or collectively the Managed Companies, both in the United States and internationally.
Substantially all business of the Company will be conducted through NorthStar/RXR Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. NorthStar/RXR NTR OP Holdings LLC (the “Special Unit Holder”) (a joint venture between Colony NorthStar and RXR Realty) has invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which is recorded as its non-controlling interest on the consolidated balance sheets. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from the continuous, public offering to the Operating Partnership as a capital contribution.
The Company’s charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and up to 50,000,000 shares of preferred stock with a par value of $0.01 per share. Of the total shares of common stock authorized 120,000,000 are classified as Class A shares (“Class A Shares”), 240,000,000 are classified as Class T shares (“Class T Shares”), and 40,000,000 are classified as Class I shares (“Class I Shares”). The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase or decrease the aggregate number of shares of capital stock or the number of shares of any class or series that the Company has authority to issue or to classify and reclassify any unissued shares of common stock into one or more classes or series.
On March 28, 2014, as part of its formation, the Company issued 16,667 shares of common stock to NorthStar Realty and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A shares. On February 9, 2015, the Company’s registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) was declared effective to offer a minimum of $2.0 million and a maximum of $2.0 billion in shares of common stock in a continuous, public offering, of which up to $1.8 billion can be offered pursuant to its primary offering (the “Primary Offering”) at a purchase price of $10.1111 per Class A Share and $9.5538 per Class T Share and up to $200.0 million pursuant to its distribution reinvestment plan (the “DRP”) at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share.
On December 23, 2015, the Company commenced operations by satisfying the minimum offering requirement in the Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively.
On August 22, 2016, the Company filed a post-effective amendment to its registration statement that reclassified its common stock offered pursuant to its registration statement into Class A Shares, Class T Shares, and Class I Shares. The SEC declared the post-effective amendment effective on October 26, 2016. Pursuant to the registration statement, as amended, the Company is offering for sale up to $1.8 billion in shares of common stock at a price of $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share in the Primary Offering, and up to $200.0 million in shares under the DRP at a price of $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2016, the Company’s board of directors approved an extension of the Offering by one year to February 9, 2018. The Company’s board has the right to further extend or terminate the Offering at any time.
The Primary Offering and the DRP are herein collectively referred to as the Offering. The Company retained NorthStar Securities, LLC, or NorthStar Securities, an affiliate of its Advisor and one of its co-sponsors, to serve as the dealer manager (the “Dealer Manager”) for the Primary Offering. The Dealer Manager is also responsible for marketing the shares being offered pursuant to the Primary Offering. The board of directors of the Company has the right to reallocate shares between the Primary Offering and the DRP.
From inception through March 13, 2017, the Company raised total gross proceeds of $13.9 million pursuant to the Offering, including gross proceeds of $10,522 pursuant to the DRP.

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
The Company adopted the new consolidation guidance (refer to Recent Accounting Pronouncements) on January 1, 2016 which resulted in the identification of the Operating Partnership as a VIE. Prior to the adoption of the standard, the Operating Partnership was consolidated under the voting interest model. The Operating Partnership is a VIE because the non-controlling interests do not have substantive kick-out or participating rights. The Company consolidates this entity because it controls all significant business activities.
As of December 31, 2016, the Company identified unconsolidated VIEs related to its investment in an unconsolidated venture. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of December 31, 2016. The Company did not provide financial support to the unconsolidated VIEs during the year ended December 31, 2016. As of December 31, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs. The Company’s maximum exposure to loss as of December 31, 2016 would not exceed its investment in the VIEs. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method or cost method, and for either method, elect the fair value option. The Company may account for an investment that does not qualify for equity method accounting using the cost method if the Company determines that it does not have significant influence.
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
The Company may account for an investment in an unconsolidated entity using either the equity or cost methods, but may choose to record the investment at fair value by electing the fair value option. The Company elected the fair value option for its investment in an unconsolidated venture and records the corresponding results from operations, which includes dividends received and its share of the change in fair value of the underlying investment, as equity in earnings (losses) of unconsolidated venture on the consolidated statements of operations. The Company measures fair value using the net asset value (“NAV”) of the underlying investment as a practical expedient as permitted by the guidance on fair value measurement. Dividends received in excess of cumulative equity in earnings from the unconsolidated venture will be deemed as a return of capital.
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company will generally not elect the fair value option for its assets and liabilities. However, the Company has elected the fair value option for its investment in an unconsolidated venture. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity date of three months or less to be cash equivalents. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash and cash equivalents with major financial institutions. To date, the Company has not experienced any losses on cash and cash equivalents.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor Entities, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the year ended December 31, 2016, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor Entities related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets when the fair value option is not elected for the investment, but is expensed as incurred when the fair value option is elected. An acquisition fee paid to the Advisor Entities related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Credit Losses and Impairment on Investments
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
Equity-Based Compensation
The Company accounts for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, are amortized to compensation expense over the awards’ vesting period on a straight-line basis. Equity-based compensation is classified within general and administrative expense in the consolidated statements of operations.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes
The Company intends to elect to be taxed as a REIT under the Internal Revenue Code and to operate as such, commencing with its taxable year ended December 31, 2016. The Company had little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to operate in such a manner as to qualify for treatment as a REIT.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The Company is currently assessing the potential effect of the adoption on its consolidated financial statements and related disclosures, as applicable.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on the Company’s consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addressed certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not have any equity investments with readily determinable fair value recorded as available-for-sale. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company continues to assess the potential effect that adoption of the updated guidance will have on its consolidated financial statements and related disclosures.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company will adopt the new guidance prospectively on January 1, 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company will adopt the new guidance prospectively on January 1, 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations and financial statement disclosures.
In June 2016, the FASB issued guidance that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued guidance that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued guidance to clarify the definition of a business under ASC 805. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets).

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2017, the FASB issued guidance which removes Step 2 from the goodwill impairment test. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.

3.	Investment in Unconsolidated Venture
The following is a description of the Company’s investment in an unconsolidated venture, which the Company has elected to account for under the fair value option.
1285 Avenue of the Americas Venture
In May 2016, the Company, through a subsidiary of its operating partnership, completed the acquisition of a 0.2867% non-controlling interest in 1285 Avenue of the Americas (“1285 AoA”), a 1.8 million square foot Class-A office building located in midtown Manhattan for a purchase price of approximately $1.9 million, including closing costs. The remainder of the building is owned by institutional investors and funds affiliated with the Company’s Sub-advisor. The acquisition was part of an approximately $1.65 billion transaction sourced by RXR, the Company’s co-sponsor and affiliate of its Sub-advisor. The purchase of 1285 AoA was financed by the purchasers with $1.1 billion of acquisition financing and an additional $100.0 million future funding facility, with a seven-year term at a weighted average fixed interest rate of approximately 4.3% per annum. The purchase was approved by the Company’s board of directors, including all of its independent directors.
In December 2016, the Company increased its equity investment in 1285 AoA by contributing an additional $2.4 million into the venture.
As of December 31, 2016, the Company’s non-controlling interest in 1285 AoA was approximately 1.0%. It is accounted for as a cost method investment pursuant to ASC 323, “Investments-equity method and joint ventures,” for which the Company has elected the fair value option.
As of December 31, 2016, the carrying value of the Company’s investment was $5.2 million. For the year ended December 31, 2016, the Company recognized equity in earnings (losses) of unconsolidated venture of $939,303 comprising dividends received of $64,070 and an increase in fair value of the investment of $875,233.

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
Subsequent to year-end, on February 7, 2017, the Company entered into an amended and restated advisory agreement with its Advisor for a term ending June 30, 2017. Refer to Note 9 - Subsequent Events to the Consolidated Financial Statements.
The Company pays the Sub-advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property. Below is a description and table of the fees and reimbursements in effect through December 31, 2016 incurred to the Advisor Entities.
Fees to Advisor Entities
Asset Management Fee
The Advisor Entities receives a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to year-end, on February 7, 2017, pursuant to an amended and restated advisory agreement between the Company and its Advisor, the monthly asset management fee was reduced to one-twelfth of 1.0% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).
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
Acquisition Fee
The Advisor Entities also receives fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by the Company, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an indirect equity investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by the Company to acquire or originate CRE debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle). An acquisition fee incurred related to an equity investment is generally expensed as incurred. A fee paid to the Advisor Entities in connection with the acquisition of an equity or CRE debt investment in an unconsolidated joint venture is generally included in investments in unconsolidated ventures on the consolidated balance sheets when the fair value option is not elected for the investment, but is expensed as incurred when the fair value option is elected. A fee paid to the Advisor Entities in connection with the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Subsequent to year-end, on February 7, 2017, pursuant to an amended and restated advisory agreement between the Company and its Advisor, acquisition fees payable to the Advisor Entities were eliminated.
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
Subsequent to year-end, on February 7, 2017, pursuant to an amended and restated advisory agreement between the Company and its Advisor, disposition fees payable to the Advisor Entities were eliminated.
Reimbursements to Advisor Entities
Operating Costs
The Advisor Entities are entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor Entities in connection with administrative services provided to the Company. The Advisor Entities allocate, in good faith, indirect costs to the Company related to the Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor Entities. The indirect costs include the Company’s allocable share of the Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to the Company’s affairs. However, there is no reimbursement

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor Entities receive an acquisition fee or a disposition fee. The Advisor Entities allocate these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor Entities update the board of directors on a quarterly basis of any material changes to the expense allocation and provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period, or the 2%/25% Guidelines. Notwithstanding the above, the Company may reimburse the Advisor Entities for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
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
Dealer Manager
Selling Commissions, Dealer Manager Fees, and Distribution Fees
Pursuant to a dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the sale of Class A Shares and up to 2.0% of the gross proceeds from the sale of Class T Shares issued in the Primary Offering, all of which are reallowed to participating broker-dealers. The Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A Shares and up to 2.75% of the gross proceeds from the sale of Class T Shares issued in the Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager. No selling commissions or dealer manager fees are paid for the sale of Class I Shares.
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
During the year ended December 31, 2016, $145,565 of distribution fees were recorded as a reduction to stockholders’ equity. As of December 31, 2016, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on the Company’s consolidated balance sheets, with an offset to additional paid-in capital, was $142,236.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor Entities and the Dealer Manager for the years ended December 31, 2016 and 2015 and the amount due to related party as of December 31, 2016 and 2015:

Type of Fee or Reimbursement		Due to Related Party as of	Year Ended December 31, 2016		Due to Related Party as of
	Financial Statement Location	December 31, 2015	Incurred	Paid	December 31, 2016
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$—	$38,272	$37,653	$619
Acquisition(1)	Asset management and other fees-related party	—	110,098	110,098	—
Disposition(1)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	—	83,665	27,590	56,075
Organization(3)	General and administrative expenses	1,000	4,259	3,823	1,436
Offering(3)	Cost of capital(4)	19,000	80,819	72,645	27,174
Selling commissions	Cost of capital(4)	—	354,699	354,699	—
Dealer Manager Fees	Cost of capital(4)	—	228,931	228,931	—
Distribution Fees	Cost of capital(4)	—	145,565	2,039	143,526
Total		$20,000	$1,046,308	$837,478	$228,830
_________________________________________________

(1)
Acquisition fees related to investments in unconsolidated joint ventures are generally included in investments in unconsolidated ventures on the consolidated balance sheets when the fair value option is not elected for the investment, but is expensed as incurred when the fair value option is elected. The Advisor Entities may determine to defer fees or seek reimbursement. From inception through December 31, 2016, the Advisor waived $0.1 million of acquisition fees.

(2)
As of December 31, 2016, the Advisor Entities have incurred unreimbursed operating costs on behalf of the Company of $11.1 million that remain eligible to allocate to the Company. For the year ended December 31, 2016, total operating expenses included in the 2%/25% Guidelines represented 3.2% of average invested assets and 25.0% of net income without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(3)	As of December 31, 2016, the Advisor Entities have incurred unreimbursed organization and offering costs on behalf of the Company of $4.7 million that remain eligible to allocate to the Company.

(4)
Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity. For the year ended December 31, 2016, the ratio of offering costs to total capital raised was 9.5%

Organization and offering costs incurred to the Company’s Advisor Entities for the year ended December 31, 2015 and outstanding as of such date amounted to $1,000 and $19,000, respectively. The ratio of offering costs to total capital raised was 1.0% for the year ended December 31, 2015.
Distribution Support Agreement
Pursuant to the Distribution Support Agreement, NorthStar Realty and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of the Company’s common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association (“IPA”) and adjusted for certain items) to provide additional funds to support distributions to stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of the Company’s Class A common stock for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. For the year ended December 31, 2016, pursuant to the Distribution Support Agreement, NorthStar Realty and RXR purchased an additional 682 and 227 shares of the Company’s Class A common stock, respectively, for an aggregate amount of approximately $8,267.
On November 10, 2016, the Company’s board of directors amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the primary portion of the Offering.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NorthStar Realty and RXR
In December 2013, NorthStar Realty entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. As a result of Colony NorthStar’s equity interest in RXR, Colony NorthStar may be entitled to certain fees in connection with RXR’s investment management business.
Sub-advisor Fees
Affiliates of the Company’s Sub-advisor provide leasing and management services for the property underlying the Company’s unconsolidated venture in 1285 AoA. For the year ended December 31, 2016, the Company’s indirect share of management fees incurred by the unconsolidated venture was approximately $12,000 and capitalized leasing commissions was approximately $73,000. Refer to Note 3, “Investment in Unconsolidated Venture” to the Consolidated Financial Statements for further discussion of the Company’s investment in an unconsolidated venture.

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
Pursuant to the Plan, the Company granted Class A Shares of restricted common stock to its three independent directors concurrent with when the Company made its first investment in May 2016. As of December 31, 2016, the Company’s independent directors were granted a cumulative total of 22,500 Class A shares of restricted common stock for an aggregate value of $0.2 million, based on the share price on the date of each grant. The restricted common stock granted will vest quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $66,354 for the year ended December 31, 2016 related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 16,875 as of December 31, 2016.

6.	Stockholders’ Equity
Reclassification of Shares:
On August 22, 2016, the Company filed a post-effective amendment to its registration statement that reclassified its common stock offered pursuant to its registration statement into Class A Shares, Class T Shares, and Class I Shares. The SEC declared the post-effective amendment effective on October 26, 2016. Pursuant to the registration statement, as amended, the Company is offering for sale up to $1.8 billion in shares of common stock at a price of $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share in the Primary Offering, and up to $200.0 million in shares under the DRP at a price of $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share. The following table presents the differences in fees and selling commissions between the classes of the Company’s common stock:

	Class A Shares	Class T Shares	Class I Shares
Initial Offering Price	$10.1111	$9.5538	$9.1000
Selling Commissions (per share)	7.00%	2.00%	None
Dealer Manager Fee (per share)	3.00%	2.75%	None
Distribution Fee (per share)	None	1.00%	None

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock from Primary Offering
The following table presents Class A, Class T, and Class I common shares the Company issued, and the corresponding gross proceeds generated, in connection with its Primary Offering for the years ended December 31, 2016 and 2015 and the period from inception through December 31, 2016 (in thousands):

	Class A Shares	Class T Shares	Class I Shares
Year ended December 31, 2016
Share issuances	501	296	74
Gross proceeds	$5,007	$2,831	$669
Year ended December 31, 2015
Share issuances	220	—	—
Gross proceeds	$2,000	$—	$—
Inception through December 31, 2016
Share issuances	721	296	74
Gross proceeds	$7,007	$2,831	$669
In November 2016, the Company’s board of directors approved an extension of the Offering by one year to February 9, 2018. The board has the right to further extend or terminate the Offering at any time.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the same class, in lieu of receiving cash distributions, at a price equal to $9.81 per Class A Share, $9.27 per Class T Share, and $9.10 per Class I Share until the Company establishes an estimated value per share for each class of share. Once established, shares issued pursuant to the DRP will be priced at 97% of the estimated value per share for each class of the common stock, as determined by the Advisor Entities or other firms chosen for that purpose. Pursuant to amended FINRA Rule 2310, the Company expects to establish an estimated value per share for each class of share from and after 150 days following the second anniversary of breaking escrow in the offering and annually thereafter. No selling commissions, dealer manager fees or distribution fees are paid on shares issued pursuant to the DRP. The amount available for distributions on all Class T shares will be reduced by the amount of distribution fees payable with respect to the Class T shares issued in the Primary Offering. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
As of December 31, 2016, the Company raised gross proceeds of $3,164 pursuant to the DRP.
Distributions
In August 2016, the board of directors of the Company approved a daily cash distribution of $0.000273224 per share of Class A common stock and $0.000273224 per share of Class T common stock less the distribution fees that are payable with respect to such Class T Shares, which is equivalent to an annualized distribution amount of $0.10 per share of the Company’s common stock, less the distribution fee on Class T Shares. Cash distribution rates per share are not adjusted for the retroactive impact of the stock distribution issued in January 2017. Refer to Note 9, “Subsequent Events”. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents distributions declared for the year ended December 31, 2016:

	Distributions(1)
Period	Cash	DRP	Total
2016
First Quarter			$—
Second Quarter	3,175	20	3,195
Third Quarter	7,637	1,205	8,842
Fourth Quarter	8,533	3,357	11,890
Total	$19,345	$4,582	$23,927
_________________________________________________

(1)
Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period. For the year ended December 31, 2016, 100% of distributions paid was a return of capital.

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
Stock Distribution
In April 2016, the board of directors of the Company approved special stock distributions to all common stockholders of record on the close of business on the earlier of: (a) the date by which the Company raises $100 million pursuant to this offering and (b) December 31, 2016. On December 31, 2016, the Company declared, and on January 4, 2017, issued stock distributions to stockholders of record as of December 31, 2016 in the amount of 38,293, 14,816, and 3,676 shares of Class A, Class T and Class I common stock, respectively, based on 5.0% of the outstanding shares of each share class. On December 31, 2016, the Company reduced its retained earnings by the par value of Class A, Class T and Class I common stock declared to be issued or $383, $148 and $37, respectively. The Company has retroactively adjusted net income (loss) per share and distributions declared per share data for all periods presented to reflect the impact of the stock distribution. No selling commissions or dealer manager fees were paid in connection with the issuance of the special stock distributions.
In November 2016, the board of directors of the Company authorized an additional special stock distribution to all Class A, Class T and Class I stockholders of record on the close of business on the earlier of: (a) the date on which the Company raises $25 million from the sale of shares pursuant to the Offering or (b) a date determined in the Company’s management’s discretion, but in any event no earlier than January 1, 2017 and no later than December 31, 2017. The special stock distribution will be in an amount equal in value to 10.0% of the current gross offering price of each issued and outstanding Class A, Class T and Class I Share on the record date. The special stock distribution will be issued in shares of the same class as the shares on which the stock distributions are being made within 90 days following the record date. No selling commissions or dealer manager fees will be paid in connection with the issuance of the special stock distribution.

7.	Non-controlling Interest
Operating Partnership
Non-controlling interest includes the special limited partnership interest in the Operating Partnership held by the Special Unit Holder and is recorded as its non-controlling interest on the consolidated balance sheets as of December 31, 2016 and December 31, 2015. Income (loss) attributable to the non-controlling interest is based on the Special Unit Holder’s share of the Operating Partnership’s income (loss) and was a de minimus amount for the year ended December 31, 2016.

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
During the second quarter of 2016, the Company adopted guidance issued by the FASB that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV as a practical expedient.
Assets Measured at Fair Value on a Recurring Basis
The following is a description of the valuation technique used to measure fair value of assets accounted for at fair value on a recurring basis and the general classification of the investment pursuant to the fair value hierarchy.
Investment in Unconsolidated Venture
The Company accounts for its equity investment in 1285 AoA through an unconsolidated venture at fair value based upon its share of the NAV of the underlying investment companies (the “1285 Investment Companies”). The Company continuously reviews the NAV provided by the 1285 Investment Companies, which were created solely for the purpose of pooling investor capital to invest in the 1285 AoA property. There is no active market for the Company’s ownership interest in the 1285 Investment Companies and any sale of the Company’s ownership interests is generally restricted and subject to approval by the general partner of the 1285 Investment Companies. Distributions from 1285 AoA will generally be received on a monthly basis.
As of December 31, 2016, the fair value of the Company’s investment in an unconsolidated venture was $5.2 million. As the Company utilizes NAV to determine fair value as a practical expedient, the Company will not present its investment in the unconsolidated venture within the fair value hierarchy.

9.	Subsequent Events
Common Stock from Primary Offering
For the period from January 1, 2017 through March 13, 2017, the Company issued 178,735 shares of Class A common stock, 158,461 shares of Class T common stock and 6,703 shares of Class I common stock, representing gross proceeds of $1.8 million, $1.5 million and $0.06 million, respectively.
Distributions
On March 16, 2017, the board of directors of the Company approved a daily cash distribution of $0.000273973 per share of common stock for each of the three months ended June 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty and RXR Purchase of Common Stock
On March 16, 2017, the Company’s board of directors approved the sale of 645 and 215 shares of the Company’s Class A common stock for $5,864 and $1,955 to NorthStar Realty and RXR, respectively, pursuant to the Distribution Support Agreement.
Advisory Agreement
On February 7, 2017, the Company entered into an amended and restated advisory agreement with its Advisor for a term ending June 30, 2017, which eliminates the acquisition fees payable to the Advisor Entities, eliminates the disposition fees payable to the Advisor Entities, and reduces the monthly asset management fee payable to the Advisor Entities from one-twelfth of 1.25% to one-twelfth of 1.0% of the cost of investment.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
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
Internal Control over Financial Reporting
(a) Management’s Annual Report on Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
(b) Changes in Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B.    Other
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
General
Our board of directors presently consists of five members: Messrs. Daniel R. Gilbert, Scott H. Rechler, Lawrence J. Waldman and Winston W. Wilson and Ms. Dianne Hurley. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. Our executive officers are appointed annually by our board of directors and serve at the discretion of our board of directors. Set forth below are each director’s name and age as of the date of this Annual Report on Form 10-K and his or her principal occupation, business history and public company directorships held during the past five years. Each of our directors currently serves on our board of directors and was initially appointed to our board of directors effective as of February 2015, with the exception of Mr. Gilbert who has served as one of our directors since August 2015.
Current Directors and Executive Officers

Name	Age	Position
Daniel R. Gilbert	47	Co-Chairman of the Board of Directors, Chief Executive Officer and President
Scott H. Rechler	49	Co-Chairman of the Board of Directors
Frank V. Saracino	50	Chief Financial Officer and Treasurer
Ann B. Harrington	35	General Counsel and Secretary
Brett S. Klein	38	Chief Operating Officer
Dianne Hurley	54	Independent Director
Lawrence J. Waldman	70	Independent Director
Winston W. Wilson	49	Independent Director
Daniel R. Gilbert. Mr. Gilbert has been Co-Chairman of our board of directors since August 2015. He has been our Chief Executive Officer and President since March 2014 and is a member of our Advisor’s investment committee. Mr. Gilbert has also served as the Head of the Retail Platform of Colony NorthStar since January 2017 and previously served as Chief Investment and Operating Officer of NorthStar Asset Management Group, Ltd, a wholly owned subsidiary of NSAM and parent company of our Advisor, from June 2014 to January 2017, and of NorthStar Realty from January 2013 to January 2017. Mr. Gilbert has also been an Interested Trustee, Chief Executive Officer and President of NorthStar Real Estate Capital Income Fund, or RE Capital Fund, and NorthStar Real Estate Capital Income Master Fund, or RE Capital Master Fund, since October 2015 and Chairman since March 2016. Mr. Gilbert has also been an Interested Trustee, Chief Executive Officer and President of NorthStar Real Estate Capital Income Fund-T, or RE Capital Fund-T, since December 2015 and Chairman since March 2016. He has been an Interested Trustee, Chief Executive Officer and President of NorthStar Corporate Income Fund, or Corporate Fund, and NorthStar Corporate Income Master Fund, or Corporate Master Fund, since July 2015 and Chairman since January 2016 and an Interested Trustee, Chief Executive Officer and President of NorthStar Corporate Income Fund-T, or Corporate Fund-T, since November 2015 and Chairman since January 2016. Mr. Gilbert also serves as Chairman, Chief Executive Officer and President of NorthStar Real Estate Income Trust Inc., or NorthStar Income, positions he has held since August 2015, January 2013 and March 2011, respectively, and he served as its Chief Investment Officer from January 2009 through January 2013. Mr. Gilbert serves as the Executive Chairman of NorthStar Healthcare Income Inc., or NorthStar Healthcare, a position he has held since January 2014, and served as its Chief Executive Officer from August 2012 to January 2014 and Chief Investment Officer from October 2010 through February 2012. Mr. Gilbert also serves as Chairman, a position he has held since August 2015, and the Chief Executive Officer and President, a position he has held since December 2012, of NorthStar Real Estate Income II Inc., or NorthStar Income II. Mr. Gilbert served as Co-President of NorthStar Realty from April 2011 until January 2013 and in various other senior management positions since its initial public offering in October 2004. Mr. Gilbert served as an Executive Vice President and Managing Director of Mezzanine Lending of NorthStar Capital Investment Corp., a predecessor company of NorthStar Realty. Prior to that role, Mr. Gilbert was with Merrill Lynch & Co. in its Global Principal Investments and Commercial Real Estate Department and prior to joining Merrill Lynch, held accounting and legal-related positions at Prudential Securities Incorporated. Mr. Gilbert holds a Bachelor of Arts degree from Union College in Schenectady, New York.
We believe that Mr. Gilbert’s extensive experience in the real estate investment and finance industries, as well as his service as our Chief Executive Officer and President supports his appointment to our board of directors.
Scott H. Rechler. Mr. Rechler is Co-Chairman of our board of directors and Chief Executive Officer of our Sub-advisor. Mr. Rechler also serves as Chairman of the advisory board and Chief Executive Officer of RXR, a position he has held since its founding in 2007. From 1989 until January 2007, Mr. Rechler held a variety of positions at Reckson, including serving as its President from 1997 until 2001 and from 2003 until 2006, Chief Operating Officer from 1995 until 1999, as Co-Chief Executive Officer from 1999 until 2003 and as Chief Executive Officer from 2003 until 2007. In addition, Mr. Rechler was a member of Reckson’s Board of Directors from 1995 until 2007 as well as its Chairman from 2004 until 2007. Mr. Rechler is the Chairman and CEO of RNY (ASX: RNY), a public real estate company listed on the Australian Securities Exchange. Additionally, Mr. Rechler is a co-founder and former member of the Board of Directors of American Campus Communities, Inc. (NYSE: ACC), one of the nation’s largest developers, owners and managers of high-quality student housing communities. In June 2011, Mr. Rechler was appointed by New York Governor Andrew Cuomo to the Board of Commissioners of the Port Authority of New York and New Jersey where he served as the Vice Chair until October 2016. In addition, Mr. Rechler serves as Chairman of the Regional Planning Association, is a member of the Real Estate Board of New York, a Board member of The Feinstein Institute for Medical Research, and a member of the NYU Real Estate Institute Advisory Committee. Mr. Rechler is a graduate of Clark University. He earned a Master of Science degree in Real Estate from New York University Schack Institute in New York, New York.
We believe that Mr. Rechler’s extensive experience in the real estate investment industry, as well as his service as the Chief Executive Officer of our Sub-advisor and as the Chairman of the advisory board and Chief Executive Officer of RXR supports his appointment to our board of directors.
Frank V. Saracino. Mr. Saracino has been our Chief Financial Officer and Treasurer since August 2015. In addition, Mr. Saracino has served as Chief Financial Officer and Treasurer of each of NorthStar Income, NorthStar Income II and NorthStar Healthcare since August 2015. Mr. Saracino has also served as the Chief Financial Officer and Treasurer of RE Capital Fund and RE Capital Fund-T since December 2015, Chief Financial Officer and Treasurer of Corporate Fund and Corporate Master Fund since July 2015 and Chief Financial Officer and Treasurer of Corporate Fund-T since November 2015. Prior to joining NSAM in 2015, from July 2012 to December 2014, Mr. Saracino was with Prospect Capital Corporation, or Prospect, where he concentrated on portfolio management, strategic and growth initiatives and other management functions. In addition, during his tenure at Prospect, Mr. Saracino served as Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of each of Priority Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc., and their respective investment advisers, and served as a Managing Director of Prospect Administration, LLC. Previously, Mr. Saracino was a Managing Director at Macquarie Group, and Head of Finance from August 2008 to June 2012 for its Americas non-traded businesses which included private equity, asset management, lease financing, private wealth, and investment banking. From 2004 to 2008, he served first as Controller and then as Chief Accounting Officer of eSpeed, Inc. (now BGC Partners, Inc.), a publicly-traded subsidiary of Cantor Fitzgerald. Prior to that, Mr. Saracino worked as an investment banker at Deutsche Bank advising clients in the telecom industry. Mr. Saracino started his career in public accounting at Coopers & Lybrand (now PricewaterhouseCoopers) where he earned a CPA and subsequently worked in internal auditing for The Dun & Bradstreet Corporation. He holds a Bachelor of Science in Accounting from Syracuse University.
Ann B. Harrington. Ms. Harrington has been our General Counsel and Secretary since February 2017. Ms. Harrington also serves as the General Counsel and Secretary of NorthStar Healthcare, a position she has held since May 2016. In addition, Ms. Harrington currently serves as Senior Vice President, Associate General Counsel of Colony NorthStar, a position she has held since January 2017, and previously served as Senior Corporate Counsel of NSAM from January 2015 to January 2017. Prior to joining NSAM, Ms. Harrington served as an associate in the Corporate and Financial Services Group of Willkie Farr & Gallagher LLP from September 2008 through December 2014, where she advised public and private corporate clients with respect to capital markets transactions, mergers and acquisitions, securities laws compliance, corporate governance and other general corporate matters. Ms. Harrington holds a Bachelor of Arts from Princeton University in Princeton, New Jersey and a Juris Doctor from The Ohio State University Moritz College of Law in Columbus, Ohio.
Brett S. Klein. Mr. Klein has been our Chief Operating Officer since June 2014. Mr. Klein currently serves as a Managing Director at Colony NorthStar, a position he has held since June 2014 (including at NSAM, Colony NorthStar’s successor), and heads its Alternative Products Group. In addition, Mr. Klein has served as the Chief Operating Officer of RE Capital Fund and RE Capital Fund-T since December 2015, as Chief Operating Officer of Corporate Fund and Corporate Master Fund since July 2015 and Chief Operating Officer of Corporate Fund-T since November 2015. Mr. Klein's responsibilities include oversight of the operational elements of Colony NorthStar's retail-focused REITs and alternative retail products as well as coordination of sponsor-related activities of Colony NorthStar's broker- dealer, NorthStar Securities, LLC. Mr. Klein continues to be involved with the investment and portfolio management and servicing businesses and works closely with the accounting and legal departments in connection with the operation of the Managed Companies. Mr. Klein previously served as a Managing Director at NorthStar Realty and Head of its Structured and Alternative Products Group between January 2011 and June 2014. In addition, from 2004 to 2011, Mr. Klein held similar roles at NorthStar Realty and was responsible for capital markets execution of NorthStar Realty and its retail-focused REIT businesses, including credit facility sourcing/structuring and securitization as well as investments and portfolio management. Mr. Klein joined NorthStar Realty in October 2004, prior to its initial public offering. From August 2004 to October 2004, Mr. Klein was an analyst at NorthStar Capital Investment Corp., a predecessor company of NorthStar Realty. From 2000 to 2004, Mr. Klein worked in the CMBS group at Fitch Ratings, Inc., as Associate Director, where he focused on commercial real estate related securitization transactions. Mr. Klein holds a Bachelor of Science in Finance, Investment and Banking in addition to Risk Management and Insurance from the University of Wisconsin in Madison, Wisconsin.
Independent Directors
Dianne Hurley has served as one of our independent directors and a member of our audit committee since February 2015. Ms. Hurley has served as an independent director and audit committee chair of Griffin-American Healthcare REIT IV, Inc. since February 2016, and as an independent director and audit committee chair of RE Capital Fund since March 2016. Ms. Hurley has also served as an independent director of NorthStar Realty Europe (NYSE:NRE) since August 2016 and nominating & corporate governance committee member since January 2017. Ms. Hurley works as a consultant to startup asset management firms and is currently the startup Chief Operating Officer of Stonecourt Capital LP, a middle-market growth private equity firm, since September 2016. From August 2015 to September 2016, she consulted as the Chief Operating Officer of Imperial Companies, a real estate private investment firm, and from January to June of 2015, Ms. Hurley was the startup Chief Administrative Officer of RedBird Capital Partners, a principal investing firm focused on growth equity, build ups and structured equity investments. Previously, Ms. Hurley served from November 2011 to January 2015 as Managing Director of SG Partners, a boutique executive search firm, where her responsibilities included business development, private equity, hedge fund, real estate, and investor relations recruiting efforts. From September 2009 to November 2011, Ms. Hurley served as the Chief Operating Officer, Global Distribution, at Credit Suisse Asset Management, where she was responsible for overall management of the sales business, strategic initiatives, financial and client reporting, and regulatory and compliance oversight. From 2004 to September 2009, Ms. Hurley served as the founding Chief Administrative Officer of TPG-Axon Capital, where she was responsible for investor relations and fundraising, human capital management, compliance policy implementation, joint venture real estate investments and corporate real estate. Earlier in her career, Ms. Hurley worked in real estate and corporate finance at Edison Schools Inc. and in the real estate department at Goldman Sachs. Ms. Hurley holds a Bachelor of Arts from Harvard University in Cambridge, Massachusetts and a Master of Business Administration from Yale School of Management, New Haven, Connecticut.
We believe that Ms. Hurley’s significant real estate and real estate finance experience, as well as regulatory and oversight compliance experience, supports her appointment to our board of directors.
Lawrence J. Waldman has served as one of our independent directors and a member of our audit committee since February 2015. Mr. Waldman has over thirty-five years of experience in public accounting. Mr. Waldman currently serves as a senior advisor to First Long Island Investors, LLC, an investment and wealth advisory firm, a position he has held since May 2016.  Prior to that position, Mr. Waldman served as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman has served as a member of the board of directors of Bovie Medical Corporation, a public company specializing in the development and manufacturing of medical products and devices, since 2011 and has served as chair of its audit committee since 2012 and independent lead director since 2015. Mr. Waldman has also served on the board of directors of Comtech Telecommunications Corp. since August 2015 and chair of its audit committee since December 2015. Mr. Waldman has further served on the board of directors of CVD Equipment Corporation since December 2016, including as a member of its audit committee and chair of its compensation committee.  Mr. Waldman also serves as a member of the State University of New York’s Board of Trustees and as chair of its audit committee. Mr. Waldman is also a member of Supervisory Committee of Bethpage Federal Credit Union. He previously served as the Chairman of the board of trustees of the Long Island Power Authority (LIPA) and as Chair and a member of the finance and audit committee of its Board of Trustees. Mr. Waldman is a certified public accountant in New York State. He is a member of the American Institute of Certified Public Accountants and the New York State Society of CPA’s.  Mr. Waldman holds a Bachelor of Science and a Master of Business Administration from Hofstra University in Hempstead, New York, where he is also an adjunct professor.
We believe that Mr. Waldman’s extensive accounting and auditing experience, together with his extensive service on various boards, supports his appointment to our board of directors.
Winston W. Wilson has served as one of our independent directors and the chairman and financial expert of our audit committee since February 2015. Mr. Wilson also has served as a director of NorthStar Income II and as the chairman and financial expert of its audit committee, a position he has held since May 2013. Mr. Wilson most recently worked for Grant Thornton LLP’s New York office, from August 2008 until December 2012 as Partner in Charge and Financial Services Industry Leader and from August 2011 until December 2012 as National Asset Management Sector Leader. Mr. Wilson joined Grant Thornton LLP in October 2000 and left in December 2012 to pursue personal interests. Mr. Wilson has over 26 years of experience with financial services companies including, among others, mortgage and equity REITs, broker-dealers, mutual funds and registered investment advisors. Prior to joining Grant Thornton, Mr. Wilson worked for PricewaterhouseCoopers LLP, Credit Suisse First Boston and Brown

Brothers Harriman & Co. Mr. Wilson is a certified public accountant in the states of New York, New Jersey and Pennsylvania. He is a member of the American Institute of Certified Public Accountants and New York State Society of CPAs. Mr. Wilson was also recently a member of the American Institute of Certified Public Accountants (AICPA) Investment Company Expert Panel as well as a member of the Strategic Partners Advisory Committee for Managed Funds Associations (MFA). Mr. Wilson has a Master of Business Administration in Finance and Marketing from New York University’s Stern School of Business in New York, New York and a Master of Science in Economics and a Bachelor of Science in Accounting from Brooklyn College in Brooklyn, New York.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Our executive officers, directors and greater than 10% stockholders are not currently subject to the beneficial ownership reporting requirement pursuant to Section 16(a) of the Exchange Act, and therefore no reports were filed in 2016 pursuant to Section 16(a).
Item 11.    Executive Compensation
We do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us. Each of our executive officers, including our executive officers who will serve as directors, will be employed by Colony NorthStar or its affiliates and may also serve as directors, officers or representatives of our Advisor or its affiliates. Our executive officers will serve until their successors are elected and qualify. Each of these individuals will receive compensation for his or her services, including services performed for us on behalf of our Advisor, from Colony NorthStar. As directors, officers or representatives of our Advisor or its affiliates, these individuals will serve to manage our day-to-day affairs and carry out the directives of our board of directors in the review, selection and recommendation of investment opportunities, operating acquired investments and monitoring the performance of these investments to ensure that they are consistent with our investment objectives. Although we will indirectly bear some of the costs of the compensation paid to our executive officers, through fees we pay to our Advisor, we do not intend to pay any compensation directly to our executive officers. Our executive officers, as key professionals of our Advisor and its affiliates, will be entitled to receive awards in the future under our long-term incentive plan as a result of their status as key professionals of our Advisor and its affiliates, although we do not currently intend to grant any such awards.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be discussed pursuant to SEC regulations.
Director Compensation
Independent Directors
Pursuant to the NorthStar/RXR New York Metro Real Estate, Inc. Independent Directors Plan, or Independent Directors Plan, each of the Company’s three independent directors was paid an annual director’s fee of $65,000 in 2016. Mr. Wilson, who serves as our Audit Committee chairperson, was paid an additional fee of $10,000 in 2016. In addition, each of the Company’s three independent directors were granted 5,000 Class A Shares of restricted common stock upon the Company making its first investment and 2,500 Class A Shares of restricted common stock upon their re-election to the board of directors. On the date following an independent director’s re-election to our board of directors, he or she will receive an additional 2,500 Class A Shares of restricted stock or such number of shares that would be equal in value to $25,000. The restricted stock generally vests over two years following the grant date; provided, however, that restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in our control. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our board of directors.
Directors who are our officers do not receive compensation as directors.
Director Compensation for 2016
The following table provides information concerning the compensation of our independent directors for 2016:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Dianne Hurley	$65,000	$75,833	$140,833
Lawrence J. Waldman	65,000	75,833	140,833
Winston W. Wilson	75,000	75,833	150,833
Total	$205,000	$227,499	$432,499
_____________________________________________

(1)
Amounts include annual cash retainers. Fees paid to directors are currently incurred by our Advisor on our behalf and are classified as operating costs. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Arrangements” for further details.

(2)	The compensation associated with the Class A Shares of restricted common stock issued to the directors was based on a price of $10.1111 per share.
In addition, we reimbursed all directors for reasonable out-of-pocket expenses incurred in connection with their services on our board of directors in 2016.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 13, 2017, the total number and the percentage of shares of our common stock beneficially owned by:

•	each of our directors and each nominee for director;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
The following table also sets forth how many shares of our common stock are beneficially owned by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. The percentages of common stock beneficially owned are based on an aggregate of 1,536,999 shares of our common stock outstanding as of March 13, 2017, including 983,437 shares of Class A common stock, 469,630 shares of Class T common stock and 83,932 shares of Class I common stock.

Name and Address of Beneficial Owner(1)	Number of Class A Shares Beneficially Owned	Percent of All Shares
5% Stockholders
NorthStar Realty Finance Corp.(2)	182,184	11.9%
RXR NTR Investor LLC(2)	60,728	4.0%
Directors and Executive Officers(2)
Daniel R. Gilbert	—	—%
Scott H. Rechler	—	—%
Dianne Hurley*	7,500	0.5%
Lawrence J. Waldman*	7,500	0.5%
Winston W. Wilson*	7,500	0.5%
Frank V. Saracino	—	—%
Ann B. Harrington	—	—%
Brett S. Klein	—	—%
All directors and executive officers as a group	265,412	17.4%
_____________________

*	Independent director

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

(2)
The address of NorthStar Realty Finance Corp. and each of the directors and executive officers is 399 Park Avenue, 18th Floor, New York, NY 10022. The address of RXR NTR Investor LLC is 625 RXR Plaza, Uniondale, New York 11566.

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2016, relating to our equity compensation plans pursuant to which grants of securities may be made from time-to-time. Refer to “Note 5. Equity-Based Compensation” of Item 8. “Financial Statements and Supplementary Data” for additional information surrounding our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Stockholders(1)	—	—	1,977,500
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	—	—	1,977,500
______________________________________________________________

(1)
We have adopted two equity compensation plans: NorthStar/RXR New York Metro Real Estate, Inc. Long-Term Incentive Plan, or the Long-Term Incentive Plan, and the Independent Directors Plan, which operates as a sub-plan of the Long-Term Incentive Plan. The maximum number of shares allowed to be issued under the Long-Term Incentive Plan (including the Independent Directors Plan), excluding the initial grant to the independent directors, is 10% of the outstanding shares of our common stock on the date of the grant.

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
Ownership Interests
Pursuant to the limited partnership agreement of our operating partnership, an affiliate of our Co-sponsors, or the Special Unit Holder, holds a subordinated participation interest entitling it to receive distributions equal to 15% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, provided that our stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. In addition, the Special Unit Holder is entitled to a separate payment if it redeems its special units. The special units may be redeemed upon: (i) the listing of our common stock on a national securities exchange; (ii) a merger, consolidation or a sale of substantially all of our assets or any similar transaction or any transaction pursuant to which a majority of our board of directors then in office are replaced or removed; or (iii) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement. If the event triggering the redemption is: (i) a listing of our shares on a national securities exchange, the redemption price will be calculated based on the average share price of our shares for a specified period; (ii) a merger, consolidation or a sale of substantially all of our assets or any similar transactions or any transaction pursuant to which a majority of our board of directors then in office are replaced or removed, the redemption price will be based on the value of the consideration received or to be received by us or our stockholders on a per share basis; or (iii) an underwritten public offering, the redemption price will be based on the valuation of the shares as determined by the initial public offering price in such offering. If the triggering event is the termination or non-renewal of our advisory agreement other than for cause, the redemption price will be calculated based on an appraisal or valuation of our assets, unless the termination is in connection with the events described under (ii) above, in which event the redemption price will be based on the consideration described under (ii). To date, we have not paid any distributions to the Special Unit Holder.
Pursuant to a distribution support agreement, NorthStar Realty and RXR agreed to purchase 75% and 25%, respectively, of up to $10.0 million in Class A Shares of the Company’s common stock at a price of $9.10 per share during the two year period following commencement of the Offering, in certain circumstances in order to provide additional funds to support distributions to stockholders, if necessary. On December 23, 2015, NorthStar Realty and RXR purchased $1.5 million and $0.5 million in Class A Shares of common stock, respectively, at $9.10 per share (reflecting that no selling commissions or dealer manager fees were paid) to satisfy our minimum offering requirement. During the year ended December 31, 2016, NorthStar Realty and RXR purchased approximately $6,200 and $2,067 in Class A Shares of common stock, respectively, at $9.10 per share (reflecting that no selling commissions or dealer manager fees were paid) pursuant to our distribution support agreement. We used the proceeds from such sale to make a capital contribution to our operating partnership.
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
We pay our Advisor Entities the following fees:

•
Our Advisor Entities, or their affiliates, receive a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture). For the year ended December 31, 2015, we incurred no asset management fees. For the year ended December 31, 2016, we incurred $38,272 and paid $37,653 of asset management fees. The Amended Advisory

Agreement reduces the monthly asset management fee payable to one-twelfth of 1.0% of the cost of investment effective as of February 7, 2017.

•
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor Entities, or their affiliates, receive a disposition fee equal to 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each CRE debt investment sold or syndicated. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. For the years ended December 31, 2015 and 2016, we did not incur any disposition fees. The Amended Advisory Agreement eliminates the disposition fees payable to our Advisor Entities effective as of February 7, 2017.

•
Our Advisor Entities, or their affiliates, are entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor Entities in connection with administrative services provided to us. Our Advisor Entities allocate, in good faith, indirect costs to us related to our Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor Entities. The indirect costs include our allocable share of our Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor Entities receive an acquisition fee or a disposition fee. Our Advisor Entities allocate these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including its independent directors. Our Advisor Entities will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor Entities for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period. From inception through December 31, 2015, our Advisor Entities incurred $6.5 million of operating costs on our behalf. For the year ended December 31, 2016, our Advisor Entities incurred approximately $4.6 million of operating costs on our behalf.

•
Our Advisor Entities, or their affiliates, are entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor Entities, or their affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs do not exceed 15% of gross proceeds from our Offering. Our Advisor Entities do not expect reimbursable organization and offering costs, excluding selling commissions, dealer manager fees and distribution fees, to exceed $18.0 million, or approximately 1.0% of the total proceeds available to be raised from our Offering. We will not reimburse our Advisor Entities for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us. We record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs are recorded in general and administrative expenses in our consolidated statements of operations and offering costs are recorded as a reduction to equity. From inception through December 31, 2015, our Advisor Entities incurred organization and offering costs of $0.4 million and $3.0 million, respectively, on our behalf of which $20,000 was allocated and recorded in due to related party on our consolidated balance sheet. For the year ended December 31, 2015, the ratio of offering costs to total capital raised was approximately 1.0%. For the year ended December 31, 2016, our Advisor Entities incurred organization and offering costs of $22,000 and $1.4 million, respectively, on our behalf. For the year ended December 31, 2016, the ratio of offering costs to total capital raised was approximately 9.5%.

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
As of December 31, 2015, no selling commissions, dealer manager or distribution fees were paid pursuant to our dealer manager agreement. As of December 31, 2016, we incurred and paid $354,699 and $354,699, respectively, in selling commissions, $228,931 and $228,931, respectively, in dealer manager fees and $145,565 and $2,039, respectively, in distribution fees.
NorthStar Realty and RXR
In December 2013, NorthStar Realty entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. Colony NorthStar may be entitled to certain fees in connection with RXR’s investment management business.
1285 AoA
Affiliates of our Sub-advisor provide leasing and management services for the property underlying our unconsolidated venture in 1285AoA. For the year ended December 31, 2016, the Company’s indirect share of management fees incurred by the unconsolidated venture was approximately $12,000 and capitalized leasing commissions was $73,000. Refer to Note 3 “Investment in Unconsolidated Venture” in Item 8. “Financial Statements and Supplementary Data” for further discussion.
Borrowing Policies
Except in limited circumstances as described below, we may not make any loans to our Sponsors, our directors, our Advisor Entities or any of their affiliates nor may we borrow money from our Sponsors, our directors, our Advisor Entities or any of their affiliates.
Policies Governing Related Person Transactions
In order to reduce or eliminate certain potential conflicts of interest, our charter and our advisory agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our Sponsors, our Advisor Entities, our directors or their respective affiliates. The types of transactions covered by these policies include the compensation paid to our Advisor Entities, decisions to renew our advisory agreement, acquisitions or leases of assets, mortgages and other types of loans and any other transaction in which our Sponsors, our Advisor Entities or any of our directors have an interest, reimbursement of operating expenses in excess of the 2%/25% Guidelines, issuances of options and warrants and repurchases of shares. Under the restrictions, these transactions, if permitted, must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction.
In addition to the provisions in our charter restricting related party transactions, our board of directors has adopted the following conflicts of interest policy prohibiting us from entering into certain types of transactions with our directors, our Advisor Entities, our Sponsors or any of their affiliates in order to further reduce the potential for conflicts inherent in transactions with affiliates. As required by our charter, we will not purchase investments from our Sponsors or their affiliates without a determination by a majority of our board of directors (including a majority of our independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to our Sponsor or its affiliate or, if the price to us is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable; provided that in no event shall the cost of such investment to us exceed its current appraised value. In addition, pursuant to this conflicts of interest policy, we will not borrow money from our directors, our Sponsors, our Advisor Entities or any of their affiliates unless a majority of the board of directors (including a majority of independent directors) not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances. We will not amend these policies unless a majority of our board of directors (including a majority of our independent directors) approves the amendment following a determination that the amendment is in the best interests of our company.
Director Independence
Although our shares are not listed on the NYSE or any other national securities exchange, our board of directors has affirmatively determined at a meeting held on March 16, 2017, that all of the members of our board of directors, except Messrs. Gilbert and Rechler, were independent under the NYSE rules. In determining director independence, our board of directors reviewed, among other things, whether any transactions or relationships exist currently or, existed since our incorporation, between each director and the Company and its subsidiaries, affiliates and equity investors or independent auditors. In particular, our board of directors reviewed current or recent business transactions or relationships or other personal relationships between each director and the Company, including such director’s immediate family and companies owned or controlled by the director or with which the director was affiliated. The purpose of this review was to determine whether any such transactions or relationships failed to meet any of the objective tests promulgated by the NYSE for determining independence or were otherwise sufficiently material as to be inconsistent with a determination that the director is independent. Our board of directors also examined whether there were any transactions or relationships between each director and members of our senior management or our affiliates.
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
Item 14.    Principal Accountant Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees for professional services rendered for us by Grant Thornton LLP, our independent registered public accounting firm, for the years ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
Type of Fee	2016	2015
Audit(1)	$136,569	$52,500
Audit-related	—	—
Tax	—	—
Other	—	—
Total	$136,569	$52,500
____________________

(1)	Audit fees paid by our Advisor on our behalf.
Fees for audit services for the years ended December 31, 2016 and 2015 include fees associated with the annual audit for each year, including the quarterly review of our Quarterly Reports on Form 10-Q, for each of the three-month periods ended March 31, June 30 and September 30, 2016 and 2015, the examination of our Annual Report on Form 10-K and for other attest services, including issuance of consents and review of our post effective amendments to our registration statements on Form S-11 and other documents filed by us with the SEC, if any. Fees for audit services are currently incurred by our Advisor on our behalf and are classified as offering and operating costs. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Arrangements” for further details.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statement of Operations for the years ended December 31, 2016 and 2015
Consolidated Statement of Equity for the years ended December 31, 2016 and 2015
Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015
Notes to the Consolidated Financial Statements
(a)3. Exhibit Index

Exhibit Number	Description of Exhibit
3.1
Second Articles of Amendment and Restatement of NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 4, 2015, and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 4, 2015, and incorporated herein by reference)

3.3
Articles Supplementary of NorthStar/RXR New York Metro Real Estate, Inc. dated October 19, 2016 (filed as Exhibit 3.3 to Pre-Effective Amendment No.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on October 20, 2016, and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to the prospectus filed with the SEC pursuant to Rule 424(b)(3) on October 26, 2016 and incorporated herein by reference)
4.2
Second Amended and Restated Distribution Reinvestment Plan (included as Appendix C to the prospectus filed with the SEC pursuant to Rule 424(b)(3) on October 26, 2016 and incorporated herein by reference)

10.1
Form of Indemnification Agreement, entered into between NorthStar/RXR New York Metro Income, Inc. and the Company’s directors and officers (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 26, 2014 and incorporated herein by reference)

10.2
NorthStar/RXR Metro Income, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on February 5, 2015, and incorporated herein by reference)

10.3
NorthStar/RXR New York Metro Income, Inc. Independent Director Compensation Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the SEC on May 13, 2015 and incorporated herein by reference)

10.4
Amended and Restated Distribution Support Agreement, dated as of November 12, 2015, by and among NorthStar Realty Finance Corp., RXR Realty LLC and NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2016 and incorporated herein by reference)

10.5
Amended and Restated Escrow Agreement, dated as of November 12, 2015, by and among NorthStar/RXR New York Metro Real Estate, Inc., NorthStar Securities, LLC and UMB Bank, N.A. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2016 and incorporated herein by reference)

10.6
Amended and Restated Limited Partnership Agreement of NorthStar/RXR Operating Partnership, LP, dated as of November 12, 2015, by and between NorthStar/RXR New York Metro Real Estate, Inc. and NorthStar/RXR NTR OP Holdings, LLC (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2016 and incorporated herein by reference)

10.7
Limited Partnership Agreement of RXR VAF III 1285 Co-Investor Parallel LP, dated as of May 20, 2016, by and between RXR VAF III 1285 GP LP and 1285 Investor NT-NSR, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016 and incorporated herein by reference)

10.8
Amended and Restated Sub-Advisory Agreement, dated October 19, 2016, by and among NSAM Luxembourg S.à.r.l., NSAM J-NS/RXR Ltd, RXR NTR Sub-Advisor LLC and only with respect to the obligations pursuant to Articles 4, 5, 9, 16, 17 and 19 and Sections 3.04, 8.03 and 20.03, NorthStar/RXR New York Metro Real Estate, Inc. and only with respect to Article 17 and Section 20.03, NorthStar/RXR Operating Partnership, LP (Filed as Exhibit 10.6 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on October 20, 2016, and incorporated herein by reference)

10.9
Amended and Restated Advisory Agreement, dated as of February 7, 2017, among NorthStar/RXR New York Metro Real Estate, Inc., NorthStar/RXR Operating Partnership, LP, NSAM J-NS/RXR Ltd and, solely in connection with the obligations set forth in Article 13, Colony NorthStar, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2017 and incorporated herein by reference)

10.10*
Second Amended and Restated Distribution Support Agreement, dated as of November 10, 2016, by and among NorthStar Realty Finance Corp., RXR Realty LLC and NorthStar/RXR New York Metro Real Estate, Inc.

10.11*
Second Amended and Restated Sub-Advisory Agreement, dated as of March 17, 2017, among NorthStar/RXR New York Metro Real Estate, Inc., Colony NorthStar - N Luxembourg S.À.R.L., CNI NS/RXR Advisors, LLC, RXR NTR Sub-Advisor LLC and NorthStar/RXR Operating Partnership, LP

21.1*	Significant Subsidiaries of the Registrant
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar/RXR New York Metro Real Estate, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015; (iii) Consolidated Statements of Equity for the years ended December 31, 2016 and 2015; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthStar/RXR New York Metro Real Estate, Inc.
Date:	March 20, 2017	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Co-Chairman, Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Gilbert and Ann B. Harrington and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. GILBERT	Co-Chairman, Chief Executive Officer
Daniel R. Gilbert	and President	March 20, 2017
(Principal Executive Officer)

/s/ FRANK V. SARACINO	Chief Financial Officer and Treasurer
Frank V. Saracino	(Principal Financial Officer and	March 20, 2017
Principal Accounting Officer)

/s/ SCOTT H. RECHLER	Co-Chairman and Director	March 20, 2017
Scott H. Rechler

/s/ DIANNE HURLEY	Director	March 20, 2017
Dianne Hurley

/s/ LAWRENCE J. WALDMAN	Director	March 20, 2017
Lawrence J. Waldman

/s/ WINSTON W. WILSON	Director	March 20, 2017
Winston W. Wilson

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.