Form 10-Q
period 2017-03-31
NorthStar/RXR New York Metro Real Estate, Inc.
filed 2017-05-11
CIK 1603671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company had 1,258,570 shares of Class A common stock, $0.01 par value per share, 1,068,751 shares of Class T common stock, $0.01 par value per share, and 86,715 shares of Class I common stock, $0.01 par value per share, outstanding as of May 8, 2017.

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$10,163,393	$4,595,392
Investment in unconsolidated venture, at fair value	5,529,798	5,173,075
Receivables, net	1,822	876,676
Total assets(1)	$15,695,013	$10,645,143

Liabilities
Due to related party	$322,455	$228,830
Distribution payable	9,338	4,677
Total liabilities(1)	331,793	233,507

Equity
NorthStar/RXR New York Metro Real Estate, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Class A common stock, $0.01 par value, 120,000,000 shares authorized, 1,041,221 and 765,723 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	10,412	7,657
Class T common stock, $0.01 par value, 240,000,000 shares authorized, 595,967 and 296,314 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	5,960	2,963
Class I common stock, $0.01 par value, 40,000,000 shares authorized, 86,679 and 73,524 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	867	735
Additional paid-in capital	14,607,076	9,937,027
Retained earnings (accumulated deficit)	737,959	462,308
Total NorthStar/RXR New York Metro Real Estate, Inc. stockholders’ equity	15,362,274	10,410,690
Non-controlling interest	946	946
Total equity	15,363,220	10,411,636
Total liabilities and equity	$15,695,013	$10,645,143
_________________________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar/RXR Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of March 31, 2017, the Operating Partnership did not include any consolidated VIEs. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Expenses
Asset management and other fees - related party	$30,368	$—
General and administrative expenses	78,426	178
Total expenses	108,794	178
Income (loss) before equity in earnings (losses) of unconsolidated venture	(108,794)	(178)
Equity in earnings (losses) of unconsolidated venture	405,161	—
Other income	4,300	—
Net income (loss)	300,667	(178)
Net (income) loss attributable to non-controlling interest	—	—
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$300,667	$(178)
Net income (loss) per share, basic/diluted(1)	$0.21	$—
Weighted average number of shares outstanding, basic/diluted(1)	1,405,720	242,003
Dividends declared per share of common stock(1)	$0.02	$—
_________________________

(1)	Per share amount for three months ended March 31, 2016 adjusted to reflect the retroactive impact of the stock distribution issued in January 2017. Refer to Note 6, “Stockholders’ Equity.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock						Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T		Class I
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	242,003	$2,420	—	$—	—	$—	$2,178,587	$(999)	$2,180,008	$999	$2,181,007
Net proceeds from issuance of common stock	500,903	5,009	296,308	2,963	73,524	735	7,688,582	—	7,697,289	—	7,697,289
Issuance and amortization of equity-based compensation	22,500	225	—	—	—	—	66,129	—	66,354	—	66,354
Stock distributions declared	—	—	—	—	—	—	568	(568)	—		—
Distributions declared	—	—	—	—	—	—	—	(23,927)	(23,927)	—	(23,927)
Proceeds from distribution reinvestment plan	317	3	6	—	—	—	3,161	—	3,164	—	3,164
Net income (loss)	—	—	—	—	—	—	—	487,802	487,802	(53)	487,749
Balance as of December 31, 2016	765,723	$7,657	296,314	$2,963	73,524	$735	$9,937,027	$462,308	$10,410,690	$946	$10,411,636
Net proceeds from issuance of common stock	236,519	2,365	284,798	2,849	9,450	95	4,634,829	—	4,640,138	—	4,640,138
Amortization of equity-based compensation	—	—	—	—	—	—	28,437	—	28,437	—	28,437
Stock distributions issued	38,293	383	14,816	148	3,676	37	(568)	—	—	—	—
Distributions declared	—	—	—	—	—	—	—	(25,016)	(25,016)	—	(25,016)
Proceeds from distribution reinvestment plan	686	7	39	—	29	—	7,351	—	7,358	—	7,358
Net income (loss)	—	—	—	—	—	—	—	300,667	300,667	—	300,667
Balance as of March 31, 2017 (Unaudited)	1,041,221	$10,412	595,967	$5,960	86,679	$867	$14,607,076	$737,959	$15,362,274	$946	$15,363,220

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$300,667	$(178)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	28,437	—
Equity in (earnings) losses of unconsolidated venture	(405,161)	—
Dividends from unconsolidated venture	48,438	—
Changes in assets and liabilities:
Receivables, net	(1,822)	—
Due to related party	(13,267)	—
Net cash provided by (used in) operating activities	(42,708)	(178)
Cash flows from financing activities:
Net proceeds from issuance of common stock	5,623,706	—
Distributions paid on common stock	(20,355)	—
Proceeds from distribution reinvestment plan	7,358	—
Net cash provided by (used in) financing activities	5,610,709	—
Net increase (decrease) in cash and cash equivalents	5,568,001	(178)
Cash and cash equivalents - beginning of period	4,595,392	2,201,007
Cash and cash equivalents - end of period	$10,163,393	$2,200,829

Supplemental disclosure of non-cash financing activities:
Accrued cost of capital (refer to Note 4)	$133,802	$—
Distribution payable	9,338	—

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
The Company is externally managed and has no employees. Prior to January 11, 2017, the Company was managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) (“NSAM”). Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc. (“Colony”), NorthStar Realty Finance Corp. (“NorthStar Realty”), and Colony NorthStar, Inc. (“Colony NorthStar”), a wholly-owned subsidiary of NSAM, which the Company refers to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as one of the Company’s co-sponsors. As a result of the mergers, Colony NorthStar became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS.” CNI NS/RXR Advisors, LLC, as successor to NSAM J-NS/RXR Ltd, or the Company’s Advisor, is now a subsidiary of Colony NorthStar. The Advisor manages the Company’s day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on the Company’s operations.
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies.
The Company is sub-advised by RXR NTR Sub-Advisor LLC (“Sub-advisor”), a Delaware limited liability company and a subsidiary of the Company’s other co-sponsor, RXR Realty LLC, or RXR. The Company’s Advisor and Sub-advisor are collectively referred to as the Advisor Entities. The Company’s Advisor and its Sub-advisor entered into a sub-advisory agreement delegating certain investment responsibilities of the Advisor to the Sub-advisor. Colony NorthStar and RXR are each referred to as a Co-sponsor and collectively as the Co-sponsors.
Substantially all business of the Company is conducted through NorthStar/RXR Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. NorthStar/RXR NTR OP Holdings LLC (the “Special Unit Holder”) (a joint venture between Colony NorthStar and RXR) has invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which is recorded as non-controlling interest on the consolidated balance sheets. As the Company accepts subscriptions for shares, it transfers substantially all of the net proceeds from the continuous, public offering to the Operating Partnership as a capital contribution.
The Company’s charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and up to 50,000,000 shares of preferred stock with a par value of $0.01 per share. Of the total shares of common stock authorized, 120,000,000 are classified as Class A shares (“Class A Shares”), 240,000,000 are classified as Class T shares (“Class T Shares”), and 40,000,000 are classified as Class I shares (“Class I Shares”). The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase or decrease the aggregate number of shares of capital stock or the number of shares of any class or series that the Company has authority to issue or to classify and reclassify any unissued shares of common stock into one or more classes or series.
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
On December 23, 2015, the Company commenced operations by satisfying the minimum offering requirement in the Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares, respectively.
On August 22, 2016, the Company filed a post-effective amendment to its registration statement that reclassified its common stock offered pursuant to its registration statement into Class A Shares, Class T Shares and Class I Shares. The SEC declared the post-

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

effective amendment effective on October 26, 2016. Pursuant to the registration statement, as amended, the Company is offering for sale up to $1.8 billion in shares of common stock at a price of $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share in the Primary Offering, and up to $200.0 million in shares under the DRP at a price of $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share. The Primary Offering and the DRP are herein collectively referred to as the Offering. The Company retained NorthStar Securities, LLC, or NorthStar Securities, an affiliate of its Advisor and one of its co-sponsors, to serve as the dealer manager (the “Dealer Manager”) for the Primary Offering. The Dealer Manager is also responsible for marketing the shares being offered pursuant to the Primary Offering. The board of directors of the Company has the right to reallocate shares between the Primary Offering and the DRP.
In November 2016, the Company’s board of directors approved an extension of the Offering by one year to February 9, 2018. The Company’s board has the right to further extend or terminate the Offering at any time, as permitted by applicable law and regulation.
From inception through May 8, 2017, the Company raised total gross proceeds of $22.4 million pursuant to the Offering, including gross proceeds of $18,005 pursuant to the DRP.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 21, 2017.
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company evaluates its investments, including investments in unconsolidated ventures, if any, to determine whether each investment is a VIE. The Company analyzes new investments, as well as reconsideration events for existing investments, which vary depending on type of investment.
The most significant consolidated VIE is the Operating Partnership, which is a VIE because the non-controlling interests do not have substantive kick-out or participating rights. The Company consolidates this entity because it controls all significant business activities.
As of March 31, 2017, the Company identified unconsolidated VIEs related to its investment in an unconsolidated venture. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of March 31, 2017. The Company did not provide financial support to the unconsolidated VIEs during the three months ended March 31, 2017. As of March 31, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs. The Company’s maximum exposure to loss as of March 31, 2017 would not exceed its investment in the VIEs. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method or cost method, and for either method, the Company may elect the fair value option. The Company will account for an investment in an unconsolidated entity that does not qualify for equity method accounting using the cost method if the Company determines that it does not have significant influence. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
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
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor Entities, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. From inception through March 31, 2017, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor Entities related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets when the fair value option is not elected for the investment, but is expensed as incurred when the fair value option is elected. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
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
In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017. The Company early adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued an accounting update to amend the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set and activities is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business combination.
In February 2017, the FASB issued an accounting update which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets.  In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017.  Both the revenue guidance and this update must be adopted concurrently.  While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Investment in Unconsolidated Venture
The following is a description of the Company’s investment in an unconsolidated venture, which the Company has elected to account for under the fair value option.
1285 Avenue of the Americas Venture
As of March 31, 2017, the Company held a non-controlling interest of approximately 1.0% in 1285 Avenue of the Americas (“1285 AoA”), a 1.8 million square foot Class-A office building located in midtown Manhattan. The remainder of the building is owned by institutional investors and funds affiliated with the Company’s Sub-advisor. The acquisition was part of an approximately $1.65 billion transaction in May 2016 that was sourced by RXR, the Company’s co-sponsor and affiliate of its Sub-advisor. The purchase was approved by the Company’s board of directors, including all of its independent directors.
The Company’s investment is accounted for as a cost method investment pursuant to ASC 323, “Investments-equity method and joint ventures,” for which the Company has elected the fair value option. As of March 31, 2017, the carrying value of the Company’s investment was $5.5 million. For the three months ended March 31, 2017, the Company recognized equity in earnings of the unconsolidated venture of $405,161 comprising dividends received of $48,438 and an increase in fair value of the investment of $356,723.

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
In February 2017, the Advisor amended and restated its advisory agreement, or the Amended Advisory Agreement, with the Company for a term ending June 30, 2017. On March 17, 2017, the Company entered into a second amended and restated sub-advisory agreement with its Sub-advisor for a term ending June 30, 2017.
The Company pays the Sub-advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property. Below is a description of the fees and reimbursements in effect from February 7, 2017 through March 31, 2017 incurred to the Advisor Entities.
Fees to Advisor Entities
Asset Management Fee
In February 2017, the Amended Advisory Agreement reduced the monthly asset management fee payable to one-twelfth of 1.0% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture). Prior to that date, the Advisor Entities received a monthly asset management fee equal to one-twelfth of 1.25% of the cost of investments.
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
Acquisition Fee
In February 2017, the Amended Advisory Agreement eliminated the acquisition fees payable to the Advisor Entities. Prior to that date, the Advisor Entities were entitled to receive fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by the Company, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an indirect equity

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by the Company to acquire or originate CRE debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle). From inception through February 2017, the Advisor Entities waived $0.1 million of acquisition fees.
Disposition Fee
In February 2017, the Amended Advisory Agreement eliminated the disposition fees payable to the Advisor Entities. Prior to that date, the Advisor Entities were entitled to receive a disposition fee equal to 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each CRE debt investment sold or syndicated for substantial assistance in connection with the sale of investments and based on the services provided, as determined by the Company’s independent directors.
Reimbursements to Advisor Entities
Operating Costs
The Advisor Entities are entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor Entities in connection with administrative services provided to the Company. The Advisor Entities allocate, in good faith, indirect costs to the Company related to the Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor Entities. The indirect costs include the Company’s allocable share of the Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to the Company’s affairs. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor Entities receive an acquisition fee or a disposition fee. The Advisor Entities allocate these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor Entities update the board of directors on a quarterly basis of any material changes to the expense allocation and provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “2%/25% Guidelines”). Notwithstanding the above, the Company may reimburse the Advisor Entities for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dealer Manager
Selling Commissions, Dealer Manager Fees and Distribution Fees
Pursuant to a dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the sale of Class A Shares and up to 2.0% of the gross proceeds from the sale of Class T Shares issued in the Primary Offering, all of which are reallowed to participating broker-dealers. The Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A Shares and up to 2.75% of the gross proceeds from the sale of Class T Shares issued in the Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager. No selling commissions or dealer manager fees are paid for the sale of Class I Shares. The Dealer Manager may enter into participating dealer agreements that provide for the Dealer Manager to pay a distribution fee of up to 2.0% over a maximum eight-year period in connection with the sale of Class I Shares in the Primary Offering. The Company will not reimburse the Dealer Manager for its payment of these fees and such fees will be subject to the limitations on underwriting compensation under applicable FINRA rules.
In addition, the Company pays the Dealer Manager a distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T Shares issued in the Primary Offering, all of which are reallowed to participating broker-dealers. The Dealer Manager will cease receiving distribution fees with respect to each Class T Share upon the earliest of the following to occur: (i) a listing of the Company’s shares of common stock on a national securities exchange; (ii) such Class T Share is no longer outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation with respect to all Class A Shares, Class T Shares and Class I Shares would be in excess of 10% of the gross proceeds of the Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to Class T Shares issued in connection with the Primary Offering held by a stockholder within his or her particular account would be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T Shares held in such account.
No selling commissions or dealer manager fees are paid for sales pursuant to the DRP or the Company’s distribution support agreement (“Distribution Support Agreement”).
As of March 31, 2017, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on the Company’s consolidated balance sheets with an offset to additional paid-in capital, was $273,412.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor Entities and the Dealer Manager for the three months ended March 31, 2017 and the amount due to related party as of March 31, 2017 and December 31, 2016:

Type of Fee or Reimbursement		Due to Related Party as of	Three Months Ended March 31, 2017		Due to Related Party as of
	Financial Statement Location	December 31, 2016	Incurred	Paid	March 31, 2017
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$619	$30,368	$30,987	$—
Reimbursements to Advisor Entities
Operating costs(1)	General and administrative expenses	56,075	44,844	56,075	44,844
Organization(2)	General and administrative expenses	1,436	2,595	4,012	19
Offering(2)	Cost of capital(3)	27,174	49,329	76,238	265
Selling commissions	Cost of capital(3)	—	215,987	215,987	—
Dealer Manager Fees	Cost of capital(3)	—	146,569	146,569	—
Distribution Fees	Cost of capital(3)	143,526	140,508	6,707	277,327
Total		$228,830	$630,200	$536,575	$322,455

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

_________________________________________________

(1)	As of March 31, 2017, the Advisor Entities have incurred unreimbursed operating costs on behalf of the Company of $11.5 million that remain eligible to allocate to the Company.

(2)	As of March 31, 2017, the Advisor Entities have incurred unreimbursed organization and offering costs on behalf of the Company of $5.0 million that remain eligible to allocate to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
Distribution Support Agreement
Pursuant to the Distribution Support Agreement, NorthStar Realty, which is now a subsidiary of Colony NorthStar, and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of the Company’s common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association (“IPA”) and adjusted for certain items) to provide additional funds to support distributions to stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of the Company’s Class A Shares for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. From inception through March 31, 2017, pursuant to the Distribution Support Agreement, NorthStar Realty and RXR purchased an additional 682 and 227 shares of the Company’s Class A Shares, respectively, for an aggregate amount of $8,267. On March 16, 2017, pursuant to the Distribution Support Agreement, the Company’s board of directors approved the sale of 645 and 215 Class A Shares to Colony NorthStar and RXR, respectively, for an aggregate amount of $7,819.
In November 2016, the Company’s board of directors amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the primary portion of the Offering.
NorthStar Realty and RXR
In December 2013, NorthStar Realty, which is now a subsidiary of Colony NorthStar, entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. As a result of Colony NorthStar’s equity interest in RXR, Colony NorthStar may be entitled to certain fees in connection with RXR’s investment management business. In March 2017, Colony NorthStar, through an affiliate, entered into a commitment agreement to provide $25.0 million of capital to RXR RE VAF - Fund III Parallel D LP, an affiliate of RXR, to fund RXR Value Added Fund III for the purposes of investing in commercial real estate located in New York City.
Sub-advisor Fees
Affiliates of the Company’s Sub-advisor provide leasing and management services for the property underlying the Company’s unconsolidated venture investment in 1285 AoA. For the three months ended March 31, 2017, the Company’s indirect share of management fees incurred by the unconsolidated venture was approximately $5,000. Refer to Note 3, “Investment in Unconsolidated Venture” to the Consolidated Financial Statements for further discussion of the Company’s investment in an unconsolidated venture.

5.	Equity-Based Compensation
The Company adopted a long-term incentive plan (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. All stock issued under the Plan will consist of Class A Shares unless the board of directors of the Company determines otherwise. The Company currently intends to issue awards only to its independent directors under the Plan. The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, are amortized to compensation expense over the vesting period on a straight-line basis. Equity-based compensation is recorded in general and administrative expenses in the consolidated statements of operations.
Pursuant to the Plan, the Company granted Class A Shares of restricted common stock to its three independent directors concurrent with when the Company made its first investment in May 2016. As of March 31, 2017, the Company’s independent directors have been granted a cumulative total of 22,500 Class A Shares of restricted common stock for an aggregate value of $0.2 million, based on the share price on the date of each grant. The restricted common stock granted vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recognized equity-based compensation expense of $28,437 for the three months ended March 31, 2017 related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. As of March 31, 2017, unvested shares totaled 14,063.

6.	Stockholders’ Equity
Common Stock from Primary Offering
The following table presents Class A Shares, Class T Shares and Class I Shares the Company issued, and the corresponding gross proceeds generated, in connection with its Primary Offering for the three months ended March 31, 2017, year ended December 31, 2016 and the period from inception through March 31, 2017 (in thousands):

	Class A Shares	Class T Shares	Class I Shares
Three months ended March 31, 2017
Share issuances	236	285	9
Gross proceeds	$2,386	$2,721	$86
Year ended December 31, 2016
Share issuances	501	296	74
Gross proceeds	$5,007	$2,831	$669
Inception through March 31, 2017
Share issuances	957	581	83
Gross proceeds	$9,393	$5,552	$755
In November 2016, the Company’s board of directors approved an extension of the Offering by one year to February 9, 2018. The board has the right to further extend or terminate the Offering at any time, as permitted by applicable law and regulation.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the same class, in lieu of receiving cash distributions, at a price equal to $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share until the Company establishes an estimated value per share for each class of share. Once established, shares issued pursuant to the DRP will be priced at 97% of the estimated value per share for each class of the common stock, as determined by the Advisor Entities or other firms chosen for that purpose. Pursuant to amended FINRA Rule 2310, the Company expects to establish an estimated value per share for each class of share from and after 150 days following the second anniversary of breaking escrow in the offering and annually thereafter. No selling commissions, dealer manager fees or distribution fees are paid on shares issued pursuant to the DRP. The amount available for distributions on all Class T Shares will be reduced by the amount of distribution fees payable with respect to the Class T Shares issued in the Primary Offering. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
As of March 31, 2017, the Company raised gross proceeds of $10,522 pursuant to the DRP.
Distributions
In November 2016, the board of directors of the Company approved a daily cash distribution of $0.000273973 per Class A Share and Class I Share and $0.000273973 per Class T Share less the distribution fees that are payable with respect to such Class T Shares, which is equivalent to an annualized distribution amount of $0.10 per share of the Company’s common stock, less the distribution fee on Class T Shares. Cash distribution rates per share are not adjusted for the retroactive impact of the stock distribution issued in January 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
In March 2017, the board of directors of the Company approved a daily cash distribution of $0.000273973 per share of common stock for each of the three months ended June 30, 2017.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents distributions declared for the three months ended March 31, 2017:

	Distributions(1)
Period	Cash	DRP	Total
2017
January	$4,906	$2,977	$7,883
February	4,829	2,962	7,791
March	5,857	3,485	9,342
Total	$15,592	$9,424	$25,016
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
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
Stock Distribution
In April 2016, the board of directors of the Company approved special stock distributions to all common stockholders of record on the close of business on the earlier of: (a) the date by which the Company raises $100 million pursuant to this offering and (b) December 31, 2016. On December 31, 2016, the Company declared, and on January 4, 2017 issued, stock distributions to stockholders of record as of December 31, 2016 in the amount of 38,293, 14,816 and 3,676 Class A Shares, Class T Shares and Class I Shares, respectively, based on 5.0% of the outstanding shares of each share class. On December 31, 2016, the Company reduced its retained earnings by the par value of the Class A Shares, Class T Shares and Class I Shares declared to be issued or $383, $148 and $37, respectively. The Company has retroactively adjusted net income (loss) per share and distributions declared per share data for three months ended March 31, 2016 to reflect the impact of the stock distribution. No selling commissions or dealer manager fees were paid in connection with the issuance of the special stock distributions.
In November 2016, the board of directors of the Company authorized an additional special stock distribution to all stockholders of record of Class A Shares, Class T Shares and Class I Shares on the close of business on the earlier of: (a) the date on which the Company raises $25 million from the sale of shares pursuant to the Offering or (b) a date determined in the Company’s management’s discretion, but in any event no earlier than January 1, 2017 and no later than December 31, 2017. The special stock distribution will be in an amount equal in value to 10.0% of the current gross offering price of each issued and outstanding Class A Share, Class T Share and Class I Share on the record date. The special stock distribution will be issued in shares of the same class as the shares on which the stock distributions are being made within 90 days following the record date. No selling commissions or dealer manager fees will be paid in connection with the issuance of the special stock distribution.

7.	Non-controlling Interest
Operating Partnership
Non-controlling interest includes the special limited partnership interest in the Operating Partnership held by the Special Unit Holder and is recorded as its non-controlling interest on the consolidated balance sheets as of March 31, 2017 and December 31, 2016. Income (loss) attributable to the non-controlling interest is based on the Special Unit Holder’s share of the Operating Partnership’s income (loss) and was a de minimus amount for the three months ended March 31, 2017 and 2016.

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
Investments for which fair value is measured using the NAV as a practical expedient are not categorized within the fair value hierarchy.
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
As of March 31, 2017, the fair value of the Company’s investment in an unconsolidated venture was $5.5 million. As the Company utilizes NAV to determine fair value as a practical expedient, the Company will not present its investment in the unconsolidated venture within the fair value hierarchy.

9.	Subsequent Events
Common Stock from Primary Offering
For the period from April 1, 2017 through May 8, 2017, the Company issued 216,666 Class A Shares and 472,733 Class T Shares, representing gross proceeds of $2.2 million and $4.5 million, respectively.
Distributions
On May 10, 2017, the board of directors of the Company approved a daily cash distribution of $0.000273973 per share of common stock for each of the three months ended September 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Colony NorthStar and RXR Purchase of Common Stock
On May 10, 2017, the Company’s board of directors approved the sale of 1,072 and 357 Class A Shares for $9,748 and $3,249 to Colony NorthStar and RXR, respectively, pursuant to the Distribution Support Agreement.
New Investment
On May 5, 2017, the Company, through a subsidiary of its operating partnership, completed the acquisition of a $9.5 million interest in a $15.0 million mezzanine loan (the “Loan”) through a joint venture with RXR Value Added Fund III, an affiliate of its Co-sponsor who acquired a $0.5 million interest in the Loan, and an unaffiliated third party, who originated the Loan and retained the remaining $5.0 million interest in the Loan. The Loan is secured by a pledge of an ownership interest in a retail development project located in Times Square, New York. The Loan bears interest at a floating rate of 9.25% over the one-month London Interbank Offered Rate (“LIBOR”) and has a remaining initial term of six months, with two one-year extension options available to the Borrower.

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
Introduction
We were formed to acquire a high-quality commercial real estate, or CRE, portfolio concentrated in the New York metropolitan area, and in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. We intend to complement this strategy by originating and acquiring: (i) CRE debt, including subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. We were formed on March 21, 2014 as a Maryland corporation and intend to make an election to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with our taxable year ended December 31, 2016.
We are externally managed and have no employees. Prior to January 11, 2017, we were managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM. Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc., or Colony, NorthStar Realty Finance Corp., or NorthStar Realty, and Colony NorthStar, Inc., or Colony NorthStar, a wholly-owned subsidiary of NSAM, which we refer to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as our one of our co-sponsors. As a result of the mergers, Colony NorthStar became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS.” CNI NS/RXR Advisors, LLC, as successor to NSAM J-NS/RXR Ltd, or our Advisor, is now a subsidiary of Colony NorthStar. Our Advisor manages our day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on our operations.
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of March 31, 2017, Colony NorthStar had an aggregate of approximately $55.6 billion of assets under management, adjusted for commitments to acquire or sell certain investments by Colony NorthStar and other managed companies.
We are sub-advised by RXR NTR Sub-Advisor LLC, or our Sub-advisor, a Delaware limited liability company and a subsidiary of our other co-sponsor, RXR Realty LLC, or RXR. RXR is a leading real estate owner, manager and developer in the New York metropolitan area. The RXR platform manages 81 commercial real estate properties and investments with an aggregate gross asset value of approximately $15.4 billion as of March 31, 2017, comprising approximately 23.0 million square feet of commercial operating properties and approximately 3,200 multifamily and for sale units under active development in the New York metropolitan area.
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

On March 28, 2014, as part of our formation, we issued 16,667 shares of common stock to NorthStar Realty, which is now a subsidiary of Colony NorthStar, and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A Shares (as defined below). On February 9, 2015, our registration statement on Form S-11 with the U.S. Securities and Exchange Commission, or SEC, was declared effective to offer a minimum of $2.0 million and a maximum of $2.0 billion in shares of common stock in a continuous, public offering, of which up to $1.8 billion was offered pursuant to our primary offering, or Primary Offering, at a purchase price of $10.1111 per share of Class A common stock, or the Class A Shares, and $9.5538 per share of Class T common stock, or the Class T Shares, and up to $200.0 million pursuant to our distribution reinvestment plan, or our DRP, at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share.
On December 23, 2015, we commenced operations by satisfying our minimum offering requirement in our Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares, respectively.
On August 22, 2016, we filed a post-effective amendment to our registration statement that reclassified our common stock offered pursuant to the registration statement into Class A Shares, Class T Shares and shares of Class I common stock, or the Class I Shares. The SEC declared the post-effective amendment effective on October 26, 2016. Pursuant to the registration statement, as amended, we are offering for sale up to $1.8 billion in shares of common stock at a price of $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share in the Primary Offering, and up to $200.0 million in shares under the DRP at a price of $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share. The Primary Offering and the DRP are herein collectively referred to as the Offering. We retained NorthStar Securities, LLC, or NorthStar Securities, an affiliate of our Advisor and one of our Co-sponsors, to serve as the dealer manager, or our Dealer Manager, for our Primary Offering. Our Dealer Manager is also responsible for marketing our shares being offered pursuant to our Primary Offering. Our board of directors has the right to reallocate shares between our Primary Offering and our DRP.
In November 2016, our board of directors approved an extension of the Offering by one year to February 9, 2018. Our board has the right to further extend or terminate the Offering at any time, as permitted by applicable law and regulation.
From inception through May 8, 2017, we raised total gross proceeds of $22.4 million pursuant to our Offering, including gross proceeds of $18,005 pursuant to our DRP.
Our Investments
The following table presents our investments as of March 31, 2017, adjusted for acquisitions that closed through May 8, 2017:

Investment Type	Properties	Principal Amount/Cost		% of Total Investments
Real Estate Equity
Operating Real Estate
Class-A Office Building	1	$11,030,895	(1)	53.7%

CRE Debt
Mezzanine Loan	1	9,500,000	(2)	46.3%
Total	2	$20,530,895		100.0%
_____________________________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(2)	Represents our proportionate share of the mezzanine loan principal underlying our investment in an unconsolidated venture acquired on May 5, 2017.
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
Our Portfolio
As of March 31, 2017, our investment portfolio consisted of an approximately 1.0% unconsolidated non-controlling interest in a 1.8 million square foot Class-A office building located at 1285 Avenue of the Americas, or 1285 AoA, in midtown Manhattan.

The remainder of the building is owned by institutional investors and funds affiliated with our Co-sponsor, RXR. As of March 31, 2017, 1285 AoA was 100% occupied with a weighted average lease term of 11.4 years.
The following table presents our real estate property investment through an unconsolidated venture as of March 31, 2017:

Property Type	Number of Properties	Gross Cost(1)	Carrying Value(2)	Capacity		Primary Locations
Class-A Office Building	1	$11,030,895	$5,529,798	1,790,263	square feet	New York, NY
______________________________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(2)	Represents the fair value of our investment, net of financing.
Commercial Real Estate Debt
Our CRE debt investments may include subordinate loans and participations in such loans and preferred equity interests.
New Investment
In May 2017, we, through a subsidiary of our operating partnership, completed the acquisition of a $9.5 million interest in a $15.0 million mezzanine loan, or Loan, through a joint venture with RXR Value Added Fund III, an affiliate of our Co-sponsor who acquired a $0.5 million interest in the Loan, and an unaffiliated third party, who originated the Loan and retained the remaining $5.0 million interest in the Loan. The Loan is secured by a pledge of an ownership interest in a retail development project located in Times Square, New York. The Loan bears interest at a floating rate of 9.25% over the one-month London Interbank Offered Rate, or LIBOR, and has a remaining initial term of six months, with two one-year extension options available to the Borrower.
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
Outlook and Recent Trends
At the national level, the Federal Reserve’s March 2017 decision to raise the federal funds rate for the third time in almost a decade reflects a consensus that the economic foundation driving the current expansion is sound, as well as a belief the labor market is close to or already at full employment. Government data estimates U.S. real gross domestic product increased 1.6% in 2016, driven by strong consumer spending and fixed investment. The Federal Reserve’s median projection for future real gross domestic product growth is 2.1% in 2017 and close to 2.0% in 2018 and 2019, slightly above its estimated longer-run rate. The national unemployment rate was 4.4% in April 2017 and the median national unemployment rate is projected to be 4.5% over the next three years, modestly below the median estimate of its longer-run normal rate. The median inflation projection is 1.9% in 2017 and 2.0% in 2018 and 2019. While some market participants believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, we expect real estate prices and returns to remain attractive.
Domestically, President Donald Trump’s unexpected victory in November concluded a year of political uncertainty. While the markets initially appeared poised to react negatively to the outcome, by quarter-end, the S&P 500 was up 10.4%, the ten year Treasury note’s yield was up 25.8%, and the U.S. dollar had strengthened against the Eurozone’s euro by 3.7%. While difficult to know for certain, it appears the markets have concluded the combination of a Trump presidency and a Republican-controlled Congress will lead to higher growth and more government spending (primarily on infrastructure and defense), less regulation (particularly on financial services institutions) and lower taxation (particularly on corporations). With the President’s promises to curb or reverse Dodd-Frank and its associated capital requirements that have affected profitability on Wall Street over the last eight years, these corporations are now seeing a path to growth again. Rising short-term interest rates also increase bank profits as the spread between a bank’s cost of capital and the interest it earns on its loans widen. The banking and insurance industry employs approximately 467,000 people in New York City, representing approximately 10.7% of total non-farm employment and the City’s office market may benefit as these institutions are large users of office space (finance, insurance, securities and banking, or FIRE, transactions represented 33.3% of total square feet leased in the first quarter). There is a renewed focus on infrastructure spending from all levels of government (federal, state and local), which may reinforce the City’s competitive advantages and support continued private sector growth. The U.S. Senate Minority Leader, a Democratic senator representing New York, has expressed strong support for infrastructure spending. New York City is undergoing a large-scale transformation through significant public investments in its infrastructure, including the opening of the first subway expansion funded by the City of New York in 60 years, the connection of the Long Island Railroad with Grand Central Terminal and major improvements to local bridges, tunnels, harbors and airports. The City also has a number of “shovel ready” projects poised to attract investment, including the redevelopment of LaGuardia Airport, expected to be a $4.0 billion project, and Governor Andrew Cuomo’s proposed redevelopment of John F. Kennedy Airport, expected to be an approximately $10.0 billion project.
Although the initial negative reactions to the Brexit vote in June 2016 have appeared to dissipate, we believe that over the next few years, the United Kingdom’s exit from the European Union will be finalized and during that time other cities around the world may potentially see an increase in demand. The New York Metropolitan area represents one of the more robust real estate markets in the world given its size, density, and economic vitality and while we do not anticipate a massive outflow of capital from London, we believe New York City could be a beneficiary of any movement in capital seeking stability.
New York City’s population continues to grow and the labor market continues to remain strong. The U.S. Census Bureau’s most recent estimate indicates the City’s population was approximately 8.6 million which represents an increase of 375,000 residents over the April 2010 decennial census and a pace of growth not witnessed since the 1920’s.
Despite a diminutive decline in overall employment during the first quarter, the New York City job market remains strong. In fact, New York City’s unemployment rate declined to 4.0%, an all-time low not witnessed since 1976. The labor market continues to retain approximately 4.4 million non-farm jobs, and the City’s economy is projected by Moody’s Analytics to expand at an annual rate of 2.7% in 2017.
We believe the New York City office market is in a state of equilibrium and the New York metropolitan area will remain a strong market for commercial real estate investing in the United States. Investment sales activity totaled approximately $7.1 billion in the first quarter, a significant decline from the first quarter of last year, though there are large transactions in the pipeline that may accelerate activity, including Chinese conglomerate HNA Group’s $2.21 billion acquisition of 245 Park Avenue. New York City continues to attract strong international investment in real estate and a disproportionate share of foreign capital flows as compared to other major U.S. cities. In the last twelve months, 25.2% of international capital investment in all property types across the United States was invested in New York City. By way of comparison, the next most heavily invested U.S. markets were San Francisco/San Jose, with 8.9% of total international capital and Washington D.C. at 6.9%.
The combination of institutional and foreign investor capital flows and expanding growth in the media and technology sectors continue to support robust transaction volume and valuations. The recovery of the Manhattan office market since the Great Recession has been driven largely by growth in the creative industries-tech, advertising, media and information, or TAMI, as well as nonbanking financial services, including asset management and private equity (employment in the technology industry increased by 47% since the recession in 2008). Although recent political and economic uncertainty impacted leasing volume during the fourth quarter, overall TAMI leasing activity increased to 37.5% of total first quarter lease transactions, compared to 20.6% in the fourth quarter of last year.
Manhattan’s overall office asking rents have increased almost 6.9% per annum since the trough of 2010, with office asking rents of $76.50 per square foot at the end of the first quarter. These rents are still above the previous market peak of $72.17 per square foot in 2008 according to Newmark Grubb Knight Frank. The Manhattan office market leased 9.5 million square feet in the first quarter, 4.3% above the 10-year quarterly average and 25.0% higher than the 7.6 million square feet leased in the previous quarter. According to Cushman & Wakefield, renewal activity totaled 3.4 million square feet. Manhattan’s vacancy rate increased by 20 basis points in the fourth quarter to 9.4% due to large blocks at 3 World Trade, 55 Hudson Street, and 61 Ninth Avenue being introduced to the market. The first quarter ended with positive net absorption of 876,000 square feet.
In terms of square footage, the size of Manhattan’s office market is almost the size of the next five U.S. office markets combined. We believe the three main office submarkets within Manhattan (Midtown, Midtown South and Downtown) are dynamic and may operate independently. In 2016, tenants that relocated in New York City generally sought the highest quality buildings with the most efficient layouts, up-to-date infrastructure, the best available amenities and the best access to public transportation. In Midtown, there are at least 12 previously built Class A office buildings that already are, or in the next five years will become more than 75% vacant due to relocations west and south. Companies such as Time Warner, Conde Nast, L’Oréal and KKR are relinquishing contiguous blocks of space in prestigious buildings throughout Midtown’s more traditional submarkets and decamping to new product. Large blocks of previously constructed space in Midtown South and Downtown have been backfilled by Midtown tenants. Tenants that have relocated Downtown now typically pay rent in the $50 to $70 per square foot range as opposed to $70 to $90 per square foot in Midtown.

Midtown South continued to show strength with its desirable loft-style buildings, historic character and large floor-plates. Although increasing by 1.0% in the first quarter, Midtown South still has the lowest vacancy rate (7.7%) of any of the Manhattan submarkets and one of the lowest in the nation. FIRE sector and TAMI sector tenants have focused on Midtown South for its many side-core buildings that sometimes present better opportunities for open-seated floor plans versus Midtown’s center-core assets that may be more conducive towards large, private offices. Landlords targeting these tenants are adopting modern amenities aimed to please millennials, the core of the industry’s employment base.
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
We expect buildings that are amenity-laden and have modern infrastructures and/or hold a certain cache will continue to catch the attention of tenants. Following the same pattern as the last two quarters, Midtown once again led New York City leasing during the first quarter with 5.6 million square feet or 59.0% of total square footage leased during the first quarter. This is a 5.7% increase from last quarter’s 5.3 million square feet. We believe that Midtown buildings seeking to attract tenants over the next several years must be flexible and creative; the buildings will have to adapt to a changing world. Employment space has increased in density as the amount of square feet per employee is dropping for tenants across industries. Certain industries reserve more usable square feet to provide amenities to employees as a means of motivation.
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
New York Metropolitan Area Residential Market
According to Douglas Elliman’s first quarter 2017 Manhattan Sales and February 2017 Manhattan, Brooklyn, and Queens Rental reports, the Manhattan housing market showed more signs of improvement, driven by increased resale activity from the release of pent-up demand accumulated before the U.S. election last November. The median sales price for existing properties increased 5.6% from the fourth quarter, while the median sales price for new development decreased 7.3% from the fourth quarter. The resale market, which accounts for 84% of co-op and condo sales, was a better indicator of the state of the market as legacy contracts for new developments reflected the conditions of several years ago. The median rental price for existing properties decreased slightly by 0.6% from the fourth quarter and there was a 13.1% increase in the number of new leases. Listing inventory expanded for the seventeenth consecutive month and has forced landlords to expand their use of concessions to protect their asking rents. As a result, net effective median rents decreased a nominal 1.7% in the first quarter.
The amount of supply and construction at the ultra-luxury end continues to weigh on the market as seen by a 0.2% year-over-year decrease in median rents for the top 10% of luxury product. However, there is still a persistent lack of supply and inventory growth for renters and buyers seeking to access more affordable options. Brooklyn experienced a slight decline of 1.3% in median rents year-over-year, while the Queens market saw a decline of 5.2% median rent growth during the same period. With the high costs of Manhattan housing and $36 billion of transportation infrastructure development planned in the next two to three years, we believe there will be a significant increase in demand in the surrounding housing markets including Brooklyn, Long Island and Westchester. Brooklyn, New York’s most populous borough with 2.7 million residents, has seen a migration of renters along transportation corridors whose median rents are $600 less than Manhattan. Long Island is faced with an aging supply of multifamily homes: there has been little housing built in the last decade. Westchester also suffers from a limited supply of rental apartments.
Our Strategy
Our primary business objective is to acquire high-quality commercial real estate, including value-add real estate investment opportunities in the New York metropolitan area and New York City which will allow us to generate consistent current returns, optimize the risk-return dynamic for our stockholders and realize appreciation opportunities in the portfolio. We may also originate and acquire a diversified portfolio of CRE debt and securities, respectively, secured primarily by collateral in the same geographic area. We will focus on investments which emphasize both current income and capital appreciation, seeking to provide a balanced portfolio that leverages our Advisor Entities’ local expertise and maximizes our ability to pursue a range of opportunities throughout the real estate capital structure. We expect to acquire more than a majority of our investments through joint venture arrangements with RXR Real Estate Value Added Fund - Fund III LP, or RXR Value Added Fund III, an institutional real estate investment fund affiliated with RXR, or future funds or investment entities advised by affiliates of RXR. We intend to prudently leverage our real estate assets and other CRE investments in order to diversify our capital and enhance returns. We also believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect shareholder capital.
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
The following table presents our investment activity for the three months ended March 31, 2017 and from inception through May 8, 2017:

	Three Months Ended	From Inception through
Investment Type:	March 31, 2017	May 8, 2017
Real estate equity(1)	$—	$11,030,895
CRE Debt(2)	—	9,500,000
Total	$—	$20,530,895
__________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(2)	Represents our proportionate share of the mezzanine loan principal underlying our investment in an unconsolidated venture acquired on May 5, 2017.
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
Although we will have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our assets (including cash and cash equivalents and excluding indirect leverage held through our unconsolidated joint venture investments), other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We will use leverage for the sole purpose of financing our investments and diversifying our equity and we will not employ leverage to speculate on changes in interest rates. We also will seek assignable financing when available. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate

50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments, although it may exceed this level during our organization and offering stage. As of March 31, 2017, we had not incurred any leverage.
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
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Recent Accounting Pronouncements
For recent accounting pronouncements, refer to Note 2, “Significant Accounting Policies” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements.”

Results of Operations
Comparison of the Three Months Ended March 31, 2017 to March 31, 2016:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Expenses
Asset management and other fees - related party	$30,368	$—	$30,368
General and administrative expenses	78,426	178	78,248
Total expenses	108,794	178	108,616
Income (loss) before equity in earnings (losses) of unconsolidated venture	(108,794)	(178)	(108,616)
Equity in earnings (losses) of unconsolidated venture	405,161	—	405,161
Other income	4,300	—	4,300
Net income (loss)	$300,667	$(178)	$300,845
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party consist of asset management fees for our investment in an unconsolidated venture.
General and Administrative Expenses
General and administrative expenses are principally incurred by our Operating Partnership. General and administrative expenses include operating expenses and the amortization of equity-based compensation for shares of restricted stock granted to our board of directors. The reimbursable operating expenses increased in the first quarter of 2017 because of higher average invested assets from the investment in 1285 AoA in May and December 2016.
Equity in Earnings (Losses) of Unconsolidated Venture
Equity in earnings (losses) of unconsolidated venture represents dividends received of approximately $48,000 and an increase in the fair value of our unconsolidated investment of approximately $357,000 as a result of an early tenant lease extension.
Other income
Other income is earned from cash invested in highly-liquid investments with a maturity of three months or less.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating activities and to make distributions. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We may access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of May 8, 2017, we had $6.4 million of investable cash.
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
We entered into advisory and sub-advisory agreements with our Advisor Entities, which have a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor Entities and our board of directors, including a majority of our independent directors. In February 2017, we entered into an amended and restated advisory agreement with our Advisor for a term ending June 30, 2017, which eliminates the acquisition fees payable to our Advisor Entities, eliminates the disposition fees payable to our Advisor Entities and reduces the monthly asset management fee payable to our Advisor Entities from one-twelfth of 1.25% to one-twelfth of 1.0%. On March 17, 2017, we entered into a second amended and restated sub-advisory agreement with our Sub-advisor for a term ending June 30, 2017, which reflected the amendments to the fees in the Amended Advisory Agreement.
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
Cash Flows
The following presents our consolidated statement of cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
Cash flow provided by (used in):
Operating activities	$(42,708)	$(178)	$(42,530)
Financing activities	5,610,709	—	5,610,709
Net increase (decrease) in cash and cash equivalents	$5,568,001	$(178)	$5,568,179
Three Months Ended March 31, 2017 Compared to March 31, 2016
Operating Activities
Net cash used in operating activities was approximately $43,000 for the three months ended March 31, 2017, primarily related to asset management fees and other operating expenses, partially offset by distributions received from 1285 AoA totaling approximately $48,000. Net cash used in operating activities was approximately $200 for the three months ended March 31, 2016, primarily related to operating expenses.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2017 was $5.6 million, related to proceeds from the issuance of common stock, partially offset by distributions paid on our common stock. There was no net cash provided by financing activities for the three months ended March 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made an investment in an unconsolidated venture. Refer to Note 3 “Investment in Unconsolidated Venture” in Item 2. “Financial Statements” for a discussion of such unconsolidated venture in our consolidated financial statements. Our exposure to loss is limited to the carrying value of our investment.

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
In February 2017, our Advisor amended and restated its advisory agreement or, the Amended Advisory Agreement, with us for a term ending June 30, 2017, which eliminates the acquisition fees payable to our Advisor Entities, eliminates the disposition fees payable to our Advisor Entities and reduces the monthly asset management fee payable to our Advisor Entities from one-twelfth of 1.25% to one-twelfth of 1.0%. On March 17, 2017, we entered into a second amended and restated sub-advisory agreement for a term ending June 30, 2017, which reflected the amendments to the fees in the Amended Advisory Agreement.
We pay our Sub-advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property. Below is a description of the fees and reimbursements in effect from February 7, 2017 through March 31, 2017 incurred to our Advisor Entities.
Fees to Advisor Entities
Asset Management Fee
In February 2017, the Amended Advisory Agreement reduced the monthly asset management fee payable to one-twelfth of 1.0% of the cost of investment or sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture). Prior to that date, our Advisor Entities received a monthly asset management fee equal to one-twelfth of 1.25% of the cost of investments.
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
Acquisition Fee
In February 2017, the Amended Advisory Agreement eliminated the acquisition fees payable to our Advisor Entities. Prior to that date, our Advisor Entities were entitled to receive fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by us, including acquisition costs and any financing attributable to an equity investment (or our proportionate share thereof in the case of an indirect equity investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by us to acquire or originate CRE debt investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle). From inception through February 2017, the Advisor Entities waived $0.1 million of acquisition fees.
Disposition Fee
In February 2017, the Amended Advisory Agreement eliminated the disposition fees payable to our Advisor Entities. Prior to that date, our Advisor Entities were entitled to receive a disposition fee equal to 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each CRE debt investment sold or syndicated for substantial assistance in connection with the sale of investments and based on the services provided, as determined by our independent directors.
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
Dealer Manager
Selling Commissions, Dealer Manager Fees and Distribution Fees
Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from the sale of Class A Shares and up to 2.0% of the gross proceeds from the sale of Class T Shares issued in our Primary Offering, all of which are reallowed to participating broker-dealers. We pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A Shares and up to 2.75% of the gross proceeds from the sale of Class T Shares issued in our Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager. No selling commissions or dealer manager fees are paid for the sale of Class I Shares. Our Dealer Manager may enter into participating dealer agreements that provide for our Dealer Manager to pay a distribution fee of up to 2.0% over a maximum eight-year period in connection with the sale of Class I Shares in the Primary Offering. We will not reimburse the Dealer Manager for its payment of these fees and such fees will be subject to the limitations on underwriting compensation under applicable FINRA rules.
In addition, we pay our Dealer Manager a distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T Shares issued in our Primary Offering, all of which are reallowed to participating broker-dealers. Our Dealer Manager will cease receiving distribution fees with respect to each Class T Share upon the earliest of the following to occur: (i) a listing of our shares of common stock on a national securities exchange; (ii) such Class T Share is no longer outstanding; (iii) our Dealer Manager’s determination that total underwriting compensation with respect to all Class A Shares, Class T Shares, and Class I Shares would be in excess of 10% of the gross proceeds of our Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to Class T Shares issued in connection with the Primary Offering held by a stockholder within his or her particular account would be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T Shares held in such account.
No selling commissions or dealer manager fees are paid for sales pursuant to our DRP or our distribution support agreement, or our Distribution Support Agreement.

As of March 31, 2017, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on our consolidated balance sheets with an offset to additional paid-in capital, was $273,412.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor Entities and our Dealer Manager for the three months ended March 31, 2017 and the amount due to related party as of March 31, 2017 and December 31, 2016:

Type of Fee or Reimbursement		Due to Related Party as of	Three Months Ended March 31, 2017		Due to Related Party as of
	Financial Statement Location	December 31, 2016	Incurred	Paid	March 31, 2017
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$619	$30,368	$30,987	$—
Reimbursements to Advisor Entities
Operating costs(1)	General and administrative expenses	56,075	44,844	56,075	44,844
Organization(2)	General and administrative expenses	1,436	2,595	4,012	19
Offering(2)	Cost of capital(3)	27,174	49,329	76,238	265
Selling commissions	Cost of capital(3)	—	215,987	215,987	—
Dealer Manager Fees	Cost of capital(3)	—	146,569	146,569	—
Distribution Fees	Cost of capital(3)	143,526	140,508	6,707	277,327
Total		$228,830	$630,200	$536,575	$322,455
_________________________________________________

(1)	As of March 31, 2017, our Advisor Entities have incurred unreimbursed operating costs on our behalf of $11.5 million that remain eligible to allocate to us.

(2)	As of March 31, 2017, our Advisor Entities have incurred unreimbursed organization and offering costs on our behalf of $5.0 million that remain eligible to allocate to us.

(3)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.
No fees or reimbursements were incurred to the Advisor Entities and the Dealer Manager for the three months ended March 31, 2016.
Distribution Support Agreement
Pursuant to our Distribution Support Agreement, NorthStar Realty, which is now a subsidiary of Colony NorthStar, and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of our common stock at a current offering price for Class A Shares, net of selling commissions and dealer manager fees, if cash distributions exceed MFFO (as computed in accordance with the definition established by the IPA, and adjusted for certain items) to provide additional funds to support distributions to our stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of our Class A Shares for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. From inception through March 31, 2017, pursuant to the Distribution Support Agreement, NorthStar Realty and RXR purchased an additional 682 and 227 shares of our Class A Shares, respectively, for an aggregate amount of approximately $8,267. On March 16, 2017, pursuant to the Distribution Support Agreement, our board of directors approved the sale of 645 and 215 Class A Shares to Colony NorthStar and RXR, respectively, for an aggregate amount of $7,819.
In November 2016, our board of directors amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the primary portion of the Offering.
NorthStar Realty and RXR
In December 2013, NorthStar Realty, which is now a subsidiary of Colony NorthStar, entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. As a result of Colony NorthStar’s equity interest in RXR, Colony NorthStar may be entitled to certain fees in connection with RXR’s investment management business. In March 2017, Colony NorthStar, through an affiliate, entered into a commitment agreement to provide $25.0 million of capital to RXR RE VAF - Fund III Parallel D LP, an affiliate of RXR, to fund RXR Value Added Fund III for the purposes of investing in commercial real estate located in New York City.

Sub-advisor Fees
Affiliates of our Sub-advisor provide leasing and management services for the property underlying our unconsolidated venture investment in 1285AoA. For the three months ended March 31, 2017, our indirect share of management fees incurred by the unconsolidated venture was approximately $5,000. Refer to Note 3, “Investment in Unconsolidated Venture” in Item 2. “Financial Statements” for further discussion.
Recent Developments
Common Stock from Primary Offering
For the period from April 1, 2017 through May 8, 2017, we issued 216,666 Class A Shares and 472,733 Class T Shares of common stock, representing gross proceeds of $2.2 million and $4.5 million, respectively.
Distributions
On May 10, 2017, our board of directors approved a daily cash distribution of $0.000273973 per share of common stock for each of the three months ended September 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Colony NorthStar and RXR Purchase of Common Stock
On May 10, 2017, our board of directors approved the sale of 1,072 and 357 shares of our Class A Shares for $9,748 and $3,249 to Colony NorthStar and RXR, respectively, pursuant to the Distribution Support Agreement.
New Investment
In May 2017, we, through a subsidiary of our operating partnership, completed the acquisition of a $9.5 million interest in a $15.0 million mezzanine loan, or Loan, through a joint venture with RXR Value Added Fund III, an affiliate of our Co-sponsor who acquired a $0.5 million interest in the Loan, and an unaffiliated third party, who originated the Loan and retained the remaining $5.0 million interest in the Loan. The Loan is secured by a pledge of an ownership interest in a retail development project located in Times Square, New York. The Loan bears interest at a floating rate of 9.25% over the one-month LIBOR and has a remaining initial term of six months, with two one-year extension options available to the Borrower.
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
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO, both of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by NAREIT as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders:

	Three Months Ended March 31,
	2017	2016
Funds from operations:
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$300,667	$(178)
FFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$300,667	$(178)
Modified funds from operations:
FFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$300,667	$(178)
Adjustments:
Changes to fair value of unconsolidated venture	(356,723)	—
MFFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$(56,056)	$(178)
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From May 16, 2016 through March 31, 2017, we paid an annualized distribution amount of $0.10 per share of our common stock (not adjusted for the retroactive impact of the stock distribution issued in January 2017). Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2017 and year ended December 31, 2016:

	Three Months Ended March 31, 2017		Year Ended December 31, 2016
Distributions(1)
Cash	$15,592		$19,345
DRP	9,424		4,582
Total	$25,016		$23,927

Sources of Distributions
Funds from Operations(2)	$25,016	100%	$23,927	100%

Offering proceeds - Distribution support(3)	—	—%	—	—%
Offering proceeds - Other(3)	—	—%	—	—%
Total	$25,016	100%	$23,927	100%

Cash Flow Provided by (Used in) Operations	$(42,708)		$(264,000)
_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)	Excluding unrealized gains related to an increase in fair value of our unconsolidated venture, Funds from Operations would be less than distributions declared and paid.

(3)
Excluding the effect of the unrealized gain described in footnote (2) above, the distributions declared and paid for the three months ended March 31, 2017 were paid from offering proceeds received from Colony NorthStar and RXR pursuant to our Distribution Support Agreement and other offering proceeds totaling $12,997 and $12,019, respectively, and $16,085 and $7,842, respectively, for the year ended December 31, 2016.

There were no distributions declared or paid during the three months ended March 31, 2016.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We will be primarily subject to interest rate risk, credit spread risk and credit risk. These risks will be dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions will be held for investment and not for trading purposes.
As of March 31, 2017, our assets consisted of cash held in a non-interest bearing account, money market funds that earn periodic income, receivables in connection with our Primary Offering and an investment in an unconsolidated venture, and, as a result, any change in interest rates would have no impact on our earnings.

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
Item 1A.    Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 21, 2017, except as noted below.
We have paid and may continue to pay distributions from sources other than our cash flow from operations, including from offering proceeds, and as a result we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions to our stockholders from any source, including offering proceeds, borrowings, our advisor’s or sub-advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our offering and we may continue to do so in the future. Until the proceeds from our offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. We began generating cash flow from operations on May 20, 2016, the date of our first investment. However, in the earlier part of this offering, we expect that all of our distributions will be paid from the proceeds from this offering, including the proceeds from the purchase of shares by Colony NorthStar and RXR pursuant to the distribution support agreement. For the period from inception through March 31, 2017, we declared distributions of $48,943, of which 100% were paid using proceeds from this offering, including the purchase of additional shares by Colony NorthStar and RXR.
Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2017, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.
Use of Proceeds from Registered Securities
During the period covered by the Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended, or Securities Act.
Our registration statement on Form S-11 (File No. 333-200617), covering our Offering of up to $1.8 billion in shares of common stock offered pursuant to our Primary Offering and up to $200.0 million in shares of common stock offered pursuant to our DRP was declared effective under the Securities Act on February 9, 2015. We commenced our Offering on the same date and retained NorthStar Securities to serve as our dealer manager of the Offering.
Our shares of common stock are being offered in any combination of the three classes of shares of our common stock: Class A Shares, Class T Shares and Class I Shares. The offering price for the shares in our Primary Offering is $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share. Our DRP shares are being offered at $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share.
On December 23, 2015, we satisfied the minimum offering amount in our Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares of common stock, respectively, at $9.10 per share.
In April 2016, our board of directors approved special stock distributions to all common stockholders of record on the close of business on the earlier of: (a) the date by which we raise $100.0 million pursuant to the Offering and (b) December 31, 2016. On December 31, 2016, we declared, and on January 4, 2017 issued, stock distributions to stockholders of record as of that date in the amount of 38,293, 14,816, and 3,676 Class A Shares, Class T Shares and Class I Shares, respectively, equal to 5.0% of the outstanding shares of each share class. On December 31, 2016, we reduced our retained earnings by the par value of Class A Shares, Class T Shares and Class I Shares declared to be issued, which was $383, $148 and $37, respectively. No selling commissions or dealer manager fees were paid in connection with the issuance of the special stock distributions.
In November 2016, our board of directors determined to extend the Offering for one year to February 9, 2018. Our board has the right to further extend or terminate the Offering at any time, as permitted by applicable law and regulation.

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
As of March 31, 2017, we issued the following shares of common stock and raised the following gross proceeds in connection with our Offering (in thousands):

	Shares	Proceeds
Primary Offering	1,621	$15,700
DRP	1	11
Total	1,622	$15,711
For the period from the commencement of our Offering through March 31, 2017, we issued 1.6 million shares of common stock generating total gross proceeds of $15.7 million pursuant to our Offering, including $10,522 of gross proceeds pursuant to our DRP.
From the commencement of our Offering through March 31, 2017, we incurred $0.6 million in selling commissions, $0.4 million in dealer manager fees, $0.3 million in distribution fees and $0.1 million in other offering costs in connection with the issuance and distribution of our registered securities and $0.7 million of these costs have been reallowed to third parties.
From the commencement of our Offering through March 31, 2017, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $14.3 million. From the commencement of our Offering through March 31, 2017, we used proceeds of $4.3 million to purchase an indirect interest in a real estate equity investment, $0.1 million to pay transaction costs incurred in connection with the purchase and $0.1 million to pay our Advisor Entities acquisition fees in connection with the purchase.
As of March 31, 2017, our Advisor Entities incurred organization and offering costs of $5.2 million on our behalf.
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
As of March 31, 2017, we had no repurchase requests.

Item 5.    Other
On May 5, 2017, we, through a subsidiary of our operating partnership, completed the acquisition of a $9.5 million interest, or the Investment, in a $15.0 million mezzanine loan, or the Loan, secured by a pledge of an ownership interest in a retail development project located in Times Square, New York, or the Property. We funded the Investment with proceeds from our ongoing initial public offering of common stock.
The Property is owned by an affiliate of ComJem Associates Ltd., or the Borrower, an experienced New York City-based retail and office developer, and consists of multiple adjacent development parcels (including air rights appurtenant thereto) in the Times Square area with valuable retail and multifamily development potential.
The Loan bears interest at a floating rate of 9.25% over the one-month London Interbank Offered Rate and has a remaining initial term of six months, with two one-year extension options available to the Borrower. The Loan may be prepaid at any time without penalty. The underlying loan agreement requires the Borrower to comply with various financial and other covenants. In addition, the mezzanine loan agreement contains customary events of default (subject to certain materiality thresholds and grace and cure periods). The events of default are standard for agreements of this type and include, for example, payment and covenant breaches, insolvency of the borrower, the occurrence of an event of default relating to the collateral or a change in control of the borrower. The Loan is subordinate to a $60.0 million senior loan and the senior and mezzanine lending parties are subject to an intercreditor agreement that governs the various rights and obligations of the lending parties.
We completed the Investment through a partnership, or the Partnership, with RXR Value Added Fund III, an institutional private equity real estate fund sponsored by RXR, our Co-sponsor and affiliate of our Sub-advisor. The Company and RXR Value Added Fund III invested $9.5 million and $0.5 million, respectively, excluding closing costs, in the Partnership, which in turn indirectly owns a $10 million interest in the Loan. The remaining $5 million interest in the Loan was retained by an unaffiliated major New York real estate company that originated the Loan.
The Partnership is governed by a partnership agreement, dated as of May 5, 2017, or the Partnership Agreement, containing customary terms and conditions, including transfer restrictions. The Company and an affiliate of RXR Value Added Fund III are general partners of the Partnership, with the affiliate of RXR Value Added Fund III acting as the designated partner with responsibility for managing the day-to-day affairs of the Partnership, subject to certain significant decisions, which require the consent of both partners. The underlying partnership with the unaffiliated third party that originated the Loan is governed by a partnership agreement containing substantially similar terms, with the Partnership acting as the general partner with responsibility for managing the day-to-day affairs of the such partnership, subject to certain significant decisions, which require the consent of all partners.
The foregoing description of the Partnership Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Partnership Agreement that is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

4.1	Form of Subscription Agreement (included as Appendix B to the prospectus filed with the SEC pursuant to Rule 424(b)(3) on April 28, 2017, and incorporated herein by reference)
4.2
Second Amended and Restated Distribution Reinvestment Plan (included as Appendix C to the prospectus filed with the SEC pursuant to Rule 424(b)(3) on October 26, 2016, and incorporated herein by reference)

10.1
Amended and Restated Advisory Agreement, dated as of February 7, 2017, among NorthStar/RXR New York Metro Real Estate, Inc., NorthStar/RXR Operating Partnership, LP, NSAM J-NS/RXR Ltd and, solely in connection with the obligations set forth in Article 13, Colony NorthStar, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2017, and incorporated herein by reference)

10.2
Second Amended and Restated Sub-Advisory Agreement, dated as of March 17, 2017, among NorthStar/RXR New York Metro Real Estate, Inc., Colony NorthStar - N Luxembourg S.À.R.L., CNI NS/RXR Advisors, LLC, RXR NTR Sub-Advisor LLC and NorthStar/RXR Operating Partnership, LP (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2017, and incorporated herein by reference)

10.3*	Partnership Agreement of RXR 721 Seventh Venture JV, dated as of May 5, 2017, by and between 1285 Investor NT-NSR, LLC and RXR 721 Seventh Vehicle LP
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar/RXR New York Metro Real Estate, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Equity for the three months ended March 31, 2017 (unaudited) and year ended December 31, 2016; (iv) Consolidated Statement of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements (unaudited).

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthStar/RXR New York Metro Real Estate, Inc.
Date:	May 11, 2017	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Co-Chairman, Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer