Form 10-Q
period 2017-06-30
NorthStar/RXR New York Metro Real Estate, Inc.
filed 2017-08-11
CIK 1603671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☒

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
The Company had 1,689,896 shares of Class A common stock, $0.01 par value per share, 1,629,740 shares of Class T common stock, $0.01 par value per share, and 100,950 shares of Class I common stock, $0.01 par value per share, outstanding as of August 8, 2017.

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

•
the impact of economic conditions on the tenants of the real property that we own as well as on borrowers of the debt we originate and acquire and the mortgage loans underlying the mortgage-backed securities in which we may invest;

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

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$12,150,319	$4,595,392
Investment in unconsolidated venture, at fair value	5,526,135	5,173,075
Real estate debt investment	15,000,000	—
Interest receivable	128,638	—
Receivables, net	35,579	876,676
Other assets	34,932	—
Total assets(1)	$32,875,603	$10,645,143

Liabilities
Due to related party	$298,349	$228,830
Distribution payable	15,059	4,677
Total liabilities(1)	313,408	233,507

Equity
NorthStar/RXR New York Metro Real Estate, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.01 par value, 120,000,000 shares authorized, 1,611,752 and 765,723 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	16,117	7,657
Class T common stock, $0.01 par value, 240,000,000 shares authorized, 1,569,753 and 296,314 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	15,699	2,963
Class I common stock, $0.01 par value, 40,000,000 shares authorized, 100,902 and 73,524 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,009	735
Additional paid-in capital	26,284,289	9,937,027
Retained earnings (accumulated deficit)	696,968	462,308
Total NorthStar/RXR New York Metro Real Estate, Inc. stockholders’ equity	27,014,082	10,410,690
Non-controlling interests	5,548,113	946
Total equity	32,562,195	10,411,636
Total liabilities and equity	$32,875,603	$10,645,143
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar/RXR Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of June 30, 2017, the Operating Partnership includes $15.0 million of assets of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Interest income	$239,496	$—	$239,496	$—
Other income	23,435	—	27,735	—
Total revenues	262,931	—	267,231	—
Expenses
Transaction costs	105,620	—	105,620	—
Asset management and other fees - related party	42,389	117,168	72,757	117,168
General and administrative expenses	76,996	19,952	155,422	20,130
Total expenses	225,005	137,120	333,799	137,298
Income (loss) before equity in earnings (losses) of unconsolidated venture	37,926	(137,120)	(66,568)	(137,298)
Equity in earnings (losses) of unconsolidated venture	44,666	(3,621)	449,827	(3,621)
Net income (loss)	82,592	(140,741)	383,259	(140,919)
Net (income) loss attributable to non-controlling interests	(82,437)	53	(82,437)	53
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$155	$(140,688)	$300,822	$(140,866)
Net income (loss) per share, basic/diluted(1)	$0.00	$(0.47)	$0.15	$(0.49)
Weighted average number of shares outstanding, basic/diluted(1)	2,614,699	300,081	2,013,549	289,797
Dividends declared per share of common stock(1)	$0.02	$0.01	$0.04	$0.01
_______________________________________

(1)
Per share amounts for three months and six months ended June 30, 2016 adjusted to reflect the retroactive impact of the stock distributions issued in January 2017 and May 2017. Refer to Note 7, “Stockholders’ Equity.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock						Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T		Class I
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	242,003	$2,420	—	$—	—	$—	$2,178,587	$(999)	$2,180,008	$999	$2,181,007
Net proceeds from issuance of common stock	500,903	5,009	296,308	2,963	73,524	735	7,688,582	—	7,697,289	—	7,697,289
Issuance and amortization of equity-based compensation	22,500	225	—	—	—	—	66,129	—	66,354	—	66,354
Stock distributions declared	—	—	—	—	—	—	568	(568)	—		—
Distributions declared	—	—	—	—	—	—	—	(23,927)	(23,927)	—	(23,927)
Proceeds from distribution reinvestment plan	317	3	6	—	—	—	3,161	—	3,164	—	3,164
Net income (loss)	—	—	—	—	—	—	—	487,802	487,802	(53)	487,749
Balance as of December 31, 2016	765,723	$7,657	296,314	$2,963	73,524	$735	$9,937,027	$462,308	$10,410,690	$946	$10,411,636
Net proceeds from issuance of common stock	665,033	6,650	1,127,708	11,278	14,944	149	16,270,126	—	16,288,203	—	16,288,203
Issuance and amortization of equity-based compensation	7,500	75	—	—	—	—	57,170	—	57,245	—	57,245
Stock distributions declared and issued	171,634	1,716	145,568	1,456	12,348	124	(568)	(2,728)	—	—	—
Non-controlling interests - contributions	—	—	—	—	—	—	—	—	—	5,513,107	5,513,107
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	—	(48,377)	(48,377)
Distributions declared	—	—	—	—	—	—	—	(63,434)	(63,434)	—	(63,434)
Proceeds from distribution reinvestment plan	1,862	19	163	2	86	1	20,534	—	20,556	—	20,556
Net income (loss)	—	—	—	—	—	—	—	300,822	300,822	82,437	383,259
Balance as of June 30, 2017 (Unaudited)	1,611,752	$16,117	1,569,753	$15,699	100,902	$1,009	$26,284,289	$696,968	$27,014,082	$5,548,113	$32,562,195

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$383,259	$(140,919)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	57,245	9,479
Equity in (earnings) losses of unconsolidated venture	(449,827)	3,621
Dividends from unconsolidated venture	96,767	—
Changes in assets and liabilities:
Interest Receivable	(128,638)	—
Receivables, net	(35,579)	—
Other assets	(34,932)	—
Due to related party	10,023	62,811
Net cash provided by (used in) operating activities	(101,682)	(65,008)
Cash flows from investing activities:
Investment in real estate debt	(10,000,000)	—
Investment in unconsolidated ventures	—	(1,900,000)
Net cash provided by (used in) investing activities	(10,000,000)	(1,900,000)
Cash flows from financing activities:
Net proceeds from issuance of common stock	17,224,375	437,681
Distributions paid on common stock	(53,052)	(1,042)
Proceeds from distribution reinvestment plan	20,556	6
Contributions from non-controlling interests	513,107	—
Distributions to non-controlling interests	(48,377)	—
Net cash provided by (used in) financing activities	17,656,609	436,645
Net increase (decrease) in cash and cash equivalents	7,554,927	(1,528,363)
Cash and cash equivalents - beginning of period	4,595,392	2,201,007
Cash and cash equivalents - end of period	$12,150,319	$672,644

Supplemental disclosure of non-cash financing activities:
Accrual of cost of capital (refer to Note 5)	$31,035	$12,920
Subscriptions receivable, gross	45,000	—
Accrual of distribution payable	15,059	2,153
Contributions from non-controlling interests	5,000,000	—

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
The Company is externally managed and has no employees. Prior to January 11, 2017, the Company was managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) (“NSAM”). Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc. (“Colony”), NorthStar Realty Finance Corp. (“NorthStar Realty”), and Colony NorthStar, Inc. (“Colony NorthStar”), a wholly-owned subsidiary of NSAM, which the Company refers to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as one of the Company’s co-sponsors. As a result of the mergers, Colony NorthStar became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS.” CNI NS/RXR Advisors, LLC, as successor to NSAM J-NS/RXR Ltd (the “Advisor”), is now a subsidiary of Colony NorthStar. The Advisor manages the Company’s day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on the Company’s operations.
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies.
The Company is sub-advised by RXR NTR Sub-Advisor LLC (“Sub-advisor”), a Delaware limited liability company and a subsidiary of the Company’s other co-sponsor, RXR Realty LLC (“RXR”). The Company’s Advisor and Sub-advisor are collectively referred to as the Advisor Entities. The Company, its Advisor and its Sub-advisor entered into a sub-advisory agreement delegating certain investment responsibilities of the Advisor to the Sub-advisor. Colony NorthStar and RXR are each referred to as a Co-sponsor and collectively as the Co-sponsors.
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
On August 22, 2016, the Company filed a post-effective amendment to its registration statement that reclassified its common stock offered pursuant to its registration statement into Class A Shares, Class T Shares and Class I Shares. The SEC declared the post-

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

effective amendment effective on October 26, 2016. Pursuant to the registration statement, as amended, the Company is offering for sale up to $1.8 billion in shares of common stock at a price of $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share in the Primary Offering, and up to $200.0 million in shares under the DRP at a price of $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share. The Primary Offering and the DRP are herein collectively referred to as the Offering. The Company retained NorthStar Securities, LLC (“NorthStar Securities”), an affiliate of its Advisor and one of its co-sponsors, to serve as the dealer manager (the “Dealer Manager”) for the Primary Offering. The Dealer Manager is also responsible for marketing the shares being offered pursuant to the Primary Offering. The board of directors of the Company has the right to reallocate shares between the Primary Offering and the DRP.
In November 2016, the Company’s board of directors approved an extension of the Offering by one year to February 9, 2018. The Company’s board has the right to further extend or terminate the Offering at any time, as permitted by applicable law and regulation.
From inception through August 8, 2017, the Company raised total gross proceeds of $29.4 million pursuant to the Offering, including gross proceeds of $38,461 pursuant to the DRP.

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
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.

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
The most significant consolidated VIE is the Operating Partnership, which is a VIE because the non-controlling interests do not have substantive kick-out or participating rights. The Company consolidates this entity because it controls all significant business activities. The Operating Partnership consolidates certain VIEs that have non-controlling interests. Included in real estate debt investment on the Company’s consolidated balance sheets as of June 30, 2017 is $15.0 million related to such consolidated VIE. The Company consolidates these entities because it determined it is the primary beneficiary.
As of June 30, 2017, the Company identified unconsolidated VIEs related to its investment in an unconsolidated venture. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of June 30, 2017. The Company did not provide financial support to the unconsolidated VIEs during the six months ended June 30, 2017. As of June 30, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
The Company’s maximum exposure to loss as of June 30, 2017 would not exceed its investment in the VIEs. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired are carried at amortized cost less a reserve, if deemed appropriate, which would approximate fair value. CRE debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated fair value.
Acquisition Expenses
The total of all acquisition expenses for an investment cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. From inception through June 30, 2017, total acquisition expenses did not exceed the allowed limit for any investment. The Company records as an expense certain acquisition costs associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Revenue Recognition
Real Estate Debt Investments
Interest income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in the consolidated statements of operations. The amortization of a premium or accretion of a discount is discontinued if such investment is reclassified to held for sale.
Credit Losses and Impairment on Investments
Real Estate Debt Investments
CRE debt investments are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the investment as well

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the investment, a reserve is recorded with a corresponding charge to a credit provision. The reserve is maintained at a level that is determined to be adequate by management to absorb probable losses. Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of June 30, 2017, the Company did not have any impaired CRE debt investments.
Investments in Unconsolidated Ventures
The Company will review its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company will consider U.S. and global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations. As of June 30, 2017, the Company did not have any investments in unconsolidated ventures for which the Company did not elect the fair value option.
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

Recent Accounting Pronouncements
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
1285 Avenue of the Americas Venture
As of June 30, 2017, the Company held a non-controlling interest of approximately 1.0% in 1285 Avenue of the Americas (“1285 AoA”), a 1.8 million square foot Class-A office building located in midtown Manhattan. The remainder of the building is owned by institutional investors and funds affiliated with the Company’s Sub-advisor. The acquisition was part of an approximately $1.65 billion transaction in May 2016 that was sourced by RXR, the Company’s co-sponsor and affiliate of its Sub-advisor. The purchase was approved by the Company’s board of directors, including all of its independent directors.
The Company’s investment is accounted for as a cost method investment pursuant to ASC 323, “Investments-equity method and joint ventures,” for which the Company has elected the fair value option. As of June 30, 2017, the carrying value of the Company’s investment in an unconsolidated venture was $5.5 million. For the six months ended June 30, 2017, the Company recognized equity in earnings of the unconsolidated venture of $449,827, comprising dividends received of $96,767 and an increase in fair value of the investment of $353,060.

4.	Real Estate Debt Investment
The following table presents the Company’s real estate debt investment as of June 30, 2017:

Asset type:	Count	Principal Amount	Carrying Value	Spread over LIBOR	Floating Rate as % of Principal Amount
Mezzanine loan(1)	1	$15,000,000	$15,000,000	9.25%	100.0%
____________________________________________

(1)
Represents a mezzanine loan interest acquired through joint ventures with affiliates of RXR and an unaffiliated third party. The Company’s proportionate interest of the loan is effectively 63.3%, representing $9.5 million of the carrying value. The Company consolidates the loan and records a non-controlling interest for the ownership of RXR and an unaffiliated third party.

The following is a description of the Company’s real estate debt investment:
In May 2017, the Company, through a subsidiary of the Operating Partnership, completed the acquisition of a $9.5 million interest in a $15.0 million mezzanine loan through a joint venture with RXR Real Estate Value Added Fund - Fund III LP (together with its parallel funds, “VAF III”), an affiliate of RXR who acquired a $0.5 million interest in the loan, and an unaffiliated third party, who originated the loan and retained the remaining $5.0 million interest in the loan. The loan is secured by a pledge of an ownership interest in a retail development project located in Times Square, New York. The loan bears interest at a floating rate of 9.25% over the one-month London Interbank Offered Rate, and has an initial maturity in November 2017, with two one-year extension options available to the borrower.

5.	Related Party Arrangements
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
In February 2017, the Advisor amended and restated its advisory agreement (the “Amended Advisory Agreement”) with the Company for a term ending June 30, 2017. On March 17, 2017, the Company entered into a second amended and restated sub-advisory agreement with its Sub-advisor for a term ending June 30, 2017. In June 2017, the Amended Advisory Agreement and the sub-advisory agreement were renewed for an additional one-year term commencing on June 30, 2017, with terms identical to those in effect through June 30, 2017.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company pays the Sub-advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property. Below is a description of the fees and reimbursements in effect commencing on February 7, 2017 incurred to the Advisor Entities.
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
Disposition Fee
In February 2017, the Amended Advisory Agreement eliminated the disposition fees payable to the Advisor Entities. Prior to that date, the Advisor Entities were entitled to receive a disposition fee equal to 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each CRE debt investment sold or syndicated for substantial assistance in connection with the sale of investments and based on the services provided, as determined by the Company’s independent directors. From inception through February 2017, no disposition fees were incurred or paid.
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor Entities and the Dealer Manager for the six months ended June 30, 2017 and the amount due to related party as of June 30, 2017 and December 31, 2016:

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Six Months Ended June 30, 2017		Due to Related Party as of June 30, 2017 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$619	$72,757	$56,266	$17,110
Reimbursements to Advisor Entities
Operating costs(1)	General and administrative expenses	56,075	89,077	100,312	44,840
Organization(2)	General and administrative expenses	1,436	8,777	4,012	6,201
Offering(2)	Cost of capital(3)	27,174	166,771	76,238	117,707
Selling commissions	Cost of capital(3)	—	613,378	613,378	—
Dealer Manager Fees	Cost of capital(3)	—	491,476	491,476	—
Distribution Fees	Cost of capital(3)	143,526	(5,044)	25,991	112,491
Total		$228,830	$1,437,192	$1,367,673	$298,349
_______________________________________

(1)	As of June 30, 2017, the Advisor Entities have incurred unreimbursed operating costs on behalf of the Company of $11.8 million that remain eligible to allocate to the Company.

(2)	As of June 30, 2017, the Advisor Entities have incurred unreimbursed organization and offering costs on behalf of the Company of $5.5 million that remain eligible to allocate to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
Distribution Support Agreement
Pursuant to the Distribution Support Agreement, NorthStar Realty, which is now a subsidiary of Colony NorthStar, and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of the Company’s common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association (“IPA”) and adjusted for certain items) to provide additional funds to support distributions to stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of the Company’s Class A Shares for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. From inception through June 30, 2017, pursuant to the Distribution Support Agreement, NorthStar Realty and RXR agreed to purchase an additional 2,399 and 800 shares of the Company’s Class A Shares, respectively, for an aggregate amount of $29,083.
In November 2016, the Company’s board of directors amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the primary portion of the Offering.
Investments
The Company expects to acquire more than a majority of its investments through joint venture arrangements with VAF III, an institutional real estate investment fund affiliated with RXR, or future funds or investment entities advised by affiliates of RXR. The Chief Executive Officer of RXR is a member of the Company’s board. As of June 30, 2017, the Company’s investments were both structured through joint venture arrangements with VAF III.
NorthStar Realty and Investment in RXR Equity
In December 2013, NorthStar Realty, which is now a subsidiary of Colony NorthStar, entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. As a result of Colony NorthStar’s equity interest in RXR, Colony NorthStar may be entitled to certain fees in connection with RXR’s investment management business. In March 2017, Colony NorthStar, through an affiliate, committed $25.0 million to VAF III, an affiliate of RXR, for the purposes of investing in commercial real estate located in New York City. As of June 30, 2017, Colony NorthStar has funded $7.6 million to VAF III, and has a remaining unfunded commitment of $17.4 million.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sub-advisor Fees
Affiliates of the Company’s Sub-advisor provide leasing and management services for the property underlying the Company’s unconsolidated venture investment in 1285 AoA. For the six months ended June 30, 2017, the Company’s indirect share of management fees incurred by the unconsolidated venture was approximately $17,000. Refer to Note 3, “Investment in Unconsolidated Venture” to the Consolidated Financial Statements for further discussion of the Company’s investment in an unconsolidated venture.

6.	Equity-Based Compensation
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
Pursuant to the Plan, the Company granted Class A Shares of restricted common stock to its three independent directors concurrent with when the Company made its first investment in May 2016. As of June 30, 2017, the Company’s independent directors have been granted a cumulative total of 30,000 Class A Shares of restricted common stock for an aggregate value of $0.3 million, based on the share price on the date of each grant. The restricted common stock granted vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $28,806 and $9,479 for the three months ended June 30, 2017 and 2016, respectively, and $57,245 and $9,479 for the six months ended June 30, 2017 and 2016, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. As of June 30, 2017, unvested shares totaled 18,750.

7.	Stockholders’ Equity
Common Stock from Primary Offering
The following table presents Class A Shares, Class T Shares and Class I Shares the Company issued, and the corresponding gross proceeds generated, in connection with its Primary Offering for the six months ended June 30, 2017, year ended December 31, 2016 and the period from inception through June 30, 2017 (in thousands):

	Class A Shares	Class T Shares	Class I Shares
Six months ended June 30, 2017
Shares issued	665	1,128	15
Gross proceeds	$6,645	$10,774	$136
Year ended December 31, 2016
Shares issued	501	296	74
Gross proceeds	$5,007	$2,831	$669
Inception through June 30, 2017
Shares issued	1,386	1,424	89
Gross proceeds	$13,652	$13,605	$805
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
As of June 30, 2017, the Company raised gross proceeds of $23,720 pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.000273973 per Class A Share and Class I Share, and $0.000273973 per Class T Share less the distribution fees that are payable with respect to such Class T Shares, which is equivalent to an annualized distribution amount of $0.10 per share of the Company’s common stock, less the distribution fee on Class T Shares. Cash distribution rates per share are not adjusted for the retroactive impact of the stock distributions issued in January and May 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2017:

	Distributions(1)
Period	Cash	DRP	Total
2017
January	$4,906	$2,977	$7,883
February	4,829	2,962	7,791
March	5,857	3,485	9,342
April	6,226	3,999	10,225
May	7,380	5,715	13,095
June	8,046	7,052	15,098
Total	$37,244	$26,190	$63,434
_______________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
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
Stock Distributions
In April 2016, the board of directors of the Company approved special stock distributions to all common stockholders of record on the close of business on the earlier of: (a) the date by which the Company raises $100 million pursuant to this offering and (b) December 31, 2016. On January 4, 2017, the Company issued stock distributions to stockholders of record as of December 31, 2016 in the amount of 38,293, 14,816 and 3,676 Class A Shares, Class T Shares and Class I Shares, respectively, based on 5.0% of the outstanding shares of each share class. On December 31, 2016, the Company reduced its retained earnings by the par value of the Class A Shares, Class T Shares and Class I Shares declared to be issued or $383, $148 and $37, respectively.
In November 2016, the board of directors of the Company authorized an additional special stock distribution to all stockholders of record of Class A Shares, Class T Shares and Class I Shares on the close of business on the earlier of: (a) the date on which the Company raises $25 million from the sale of shares pursuant to the Offering or (b) a date determined in the Company’s management’s

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

discretion, but in any event no earlier than January 1, 2017 and no later than December 31, 2017, in an amount equal in value to 10.0% of the current gross offering price of each issued and outstanding Class A Share, Class T Share and Class I Share on the applicable date. The Company received and accepted subscriptions in the Offering in an aggregate amount in excess of $25 million on May 16, 2017, which became the record date. On May 22, 2017, the Company issued stock distributions to stockholders of record as of May 16, 2017 in the amount of 133,341, 130,752 and 8,672 Class A Shares, Class T Shares and Class I Shares, respectively. On May 17, 2017, the Company reduced its retained earnings by the par value of the Class A Shares, Class T Shares and Class I Shares declared to be issued or $1,333, $1,308 and $87, respectively.
The Company has retroactively adjusted net income (loss) per share and distributions declared per share data for the three and six months ended June 30, 2016 to reflect the impact of the stock distributions. No selling commissions or dealer manager fees were paid in connection with the shares issued from the special stock distributions.

8.	Non-controlling Interest
Operating Partnership
Non-controlling interest includes the special limited partnership interest in the Operating Partnership held by the Special Unit Holder and is recorded as its non-controlling interest on the consolidated balance sheets as of June 30, 2017 and December 31, 2016. Income (loss) attributable to the non-controlling interest is based on the Special Unit Holder’s share of the Operating Partnership’s income (loss) and was a de minimus amount for the three and six months ended June 30, 2017 and 2016.
Other
Other non-controlling interest represents third-party equity interest in a venture that is consolidated within the Company’s financial statements. Net income attributable to the other non-controlling interest holders was approximately $82,437 for the three and six months ended June 30, 2017. There was no net income attributable to the other non-controlling interest holders for the three and six months ended June 30, 2016.

9.	Fair Value
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
As of June 30, 2017, the fair value of the Company’s investment in an unconsolidated venture was $5.5 million. As the Company utilizes NAV to determine fair value as a practical expedient, the Company will not present its investment in 1285 AoA within the fair value hierarchy.
Fair Value of Financial Instruments
In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.
The following table presents the principal amount, carrying value and fair value of certain financial assets as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investment(2)	$15,000,000	$15,000,000	$15,000,000	$—	$—	$—
____________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)
Represents a mezzanine loan interest acquired through joint ventures with affiliates of RXR and an unaffiliated third party. The Company’s proportionate interest of the loan is effectively 63.3%, representing $9.5 million of the carrying value. The Company consolidates the investment and records a non-controlling interest for the ownership of RXR and the unaffiliated third party.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of the reporting date. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Real Estate Debt Investment
For the CRE debt investment, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment. Fair value was determined assuming fully-extended maturity regardless of structural or economic tests required to achieve such extended maturity. As of the reporting date, the Company believes the principal amount approximates fair value. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.

10.	Segment Reporting
The Company currently conducts its business through the following three segments, which are based on how management reviews and manages its business:

•	Commercial Real Estate Debt - CRE debt investments may include subordinate loans and participations in such loans and preferred equity interest.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
Commercial Real Estate Equity - CRE equity investments will primarily be high-quality commercial real estate concentrated in the New York metropolitan area with a focus on office and mixed-use properties and a lesser emphasis on multifamily properties. These investments may include direct and indirect ownership in real estate and real estate assets that may or may not be structurally senior to a third-party partner’s equity.

•	Corporate - The corporate segment includes corporate level asset management and other fees - related party and general and administrative expenses.
The presentation of the Company’s segment reporting includes investments held directly or indirectly through joint ventures.
The following tables present segment reporting for the three and six months ended June 30, 2017:

Three Months Ended June 30, 2017	Real Estate Debt	Real Estate Equity	Corporate	Total
Interest income	$239,496	$—	$—	$239,496
Other income	—	—	23,435	23,435
Transaction costs	(105,620)	—	—	(105,620)
Asset management and other fees - related party	—	—	(42,389)	(42,389)
General and administrative expenses	(1,935)	—	(75,061)	(76,996)
Income (loss) before equity in earnings (losses) of unconsolidated venture	131,941	—	(94,015)	37,926
Equity in earnings (losses) of unconsolidated venture	—	44,666	—	44,666
Net income (loss)	$131,941	$44,666	$(94,015)	$82,592

Six Months Ended June 30, 2017	Real Estate Debt	Real Estate Equity	Corporate	Total
Interest income	$239,496	$—	$—	$239,496
Other income	—	—	27,735	27,735
Transaction costs	(105,620)	—	—	(105,620)
Asset management and other fees - related party	—	—	(72,757)	(72,757)
General and administrative expenses	(1,935)	—	(153,487)	(155,422)
Income (loss) before equity in earnings (losses) of unconsolidated venture	131,941	—	(198,509)	(66,568)
Equity in earnings (losses) of unconsolidated venture	—	449,827	—	449,827
Net income (loss)	$131,941	$449,827	$(198,509)	$383,259

The following table presents total assets by segment as of June 30, 2017 and December 31, 2016:

Total Assets	Real Estate Debt	Real Estate Equity	Corporate(1)	Total
June 30, 2017 (Unaudited)	$15,128,638	$5,526,135	$12,220,830	$32,875,603
December 31, 2016	—	5,173,075	5,472,068	10,645,143
_______________________________________

(1)	Includes cash and cash equivalents, unallocated receivables, and other assets, net.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.	Subsequent Events
Common Stock from Primary Offering
For the period from July 1, 2017 through August 8, 2017, the Company issued 74,674 Class A Shares and 59,694 Class T Shares, representing gross proceeds of $0.8 million and $0.6 million, respectively.
Distributions
On August 10, 2017, the board of directors of the Company approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended December 31, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
New Investment
On August 1, 2017, the Company, through a subsidiary of its operating partnership, completed the origination of a $12.0 million pari passu interest in a $20.0 million mezzanine loan (the “Jane Street Loan”) secured by a pledge of an ownership interest in a luxury condominium development project located in the West Village of New York City. The Company completed the investment through a partnership with VAF III, which contributed the remaining $8.0 million of the loan origination. The Jane Street Loan bears interest at a floating rate of 9.5% over the one-month LIBOR, with a LIBOR ceiling of 1.5%. The Jane Street Loan had a 1.0% origination fee and has an initial term of three years, with two one-year extension options available to the borrower.

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
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of June 30, 2017, Colony NorthStar had approximately $56.0 billion of assets under management, including Colony NorthStar’s balance sheet investments and third-party managed investments.
We are sub-advised by RXR NTR Sub-Advisor LLC, or our Sub-advisor, a Delaware limited liability company and a subsidiary of our other co-sponsor, RXR Realty LLC, or RXR. RXR is a New York-based, approximately 450-person, vertically integrated real estate operating and development company with expertise in a wide array of value creation activities, including distressed investments, uncovering value in complex transactions, structured finance investments and real estate development. RXR’s core growth strategy is focused on New York City and the surrounding tri-state area markets. The RXR platform manages 74 commercial real estate properties and investments with an aggregate gross asset value of approximately $15.7 billion as of June 30, 2017, comprising approximately 22.1 million square feet of commercial operating properties and approximately 5,200 multifamily and for sale units under development in the New York metropolitan area.
Our Advisor and Sub-advisor are collectively referred to as our Advisor Entities. We, our Advisor and our Sub-advisor entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to our Sub-advisor. Colony NorthStar and RXR are each referred to as a Co-sponsor and collectively as our Co-sponsors.
Our primary investment types will be as follows:

•
Commercial Real Estate Equity - Our CRE equity investments will primarily be high-quality commercial real estate concentrated in the New York metropolitan area with a focus on office and mixed-use properties and a lesser emphasis on multifamily properties. These investments may include direct and indirect ownership in real estate and real estate assets that may or may not be structurally senior to a third-party partner’s equity.

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

On March 28, 2014, as part of our formation, we issued 16,667 shares of common stock to NorthStar Realty, which is now a subsidiary of Colony NorthStar, and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A common stock, or the Class A Shares. On February 9, 2015, our registration statement on Form S-11 with the U.S. Securities and Exchange Commission, or SEC, was declared effective to offer a minimum of $2.0 million and a maximum of $2.0 billion in shares of common stock in a continuous, public offering, of which up to $1.8 billion was offered pursuant to our primary offering, or Primary Offering, at a purchase price of $10.1111 per share of Class A Shares, and $9.5538 per share of Class T common stock, or the Class T Shares, and up to $200.0 million pursuant to our distribution reinvestment plan, or our DRP, at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share.
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
From inception through August 8, 2017, we raised total gross proceeds of $29.4 million pursuant to our Offering, including gross proceeds of $38,461 pursuant to our DRP.
Our Investments
The following table presents our investments as of June 30, 2017, adjusted for new investments that closed through August 8, 2017:

Investment Type	Count (1)	Principal Amount/Cost		% of Total Investments
Real Estate Equity
Operating Real Estate
Class-A Office Building	1	$11,030,895	(2)	33.9%

CRE Debt
Mezzanine Loans	2	21,500,000	(3)	66.1%
Total	3	$32,530,895		100.0%
_______________________________________

(1)	For real estate equity, the count represents the number of properties. For CRE debt, the count represents the number of respective financial instruments.

(2)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(3)	Represents our proportionate share of the mezzanine loan principal underlying our real estate debt investments.
Commercial Real Estate Equity
Overview
Our CRE equity investments are expected to be primarily high-quality commercial real estate concentrated in the New York metropolitan area with a focus on office and mixed-use properties and a lesser emphasis on multifamily properties. These investments may include direct and indirect ownership in real estate and real estate assets that may or may not be structurally senior to a third-party partner’s equity.
Our Portfolio
As of June 30, 2017, our CRE equity investment portfolio consisted of an approximately 1.0% unconsolidated non-controlling interest in a 1.8 million square foot Class-A office building located at 1285 Avenue of the Americas, or 1285 AoA, in midtown

Manhattan. The remainder of the building is owned by institutional investors and funds affiliated with our Co-sponsor, RXR. As of June 30, 2017, 1285 AoA was 100% occupied with a weighted average lease term of 11.1 years.
The following table presents our real estate property investment through an unconsolidated venture as of June 30, 2017:

Property Type	Number of Properties	Gross Cost(1)	Carrying Value(2)	Capacity		Primary Locations
Class-A Office Building	1	$11,030,895	$5,526,135	1,790,570	square feet	New York, NY
_______________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(2)	Represents the fair value of our investment, net of financing.
Commercial Real Estate Debt
Our CRE debt investments may include subordinate loans and participations in such loans and preferred equity interests. In May 2017, we, through a subsidiary of our operating partnership, completed the acquisition of a $9.5 million interest in a $15.0 million mezzanine loan through a joint venture with RXR Real Estate Value Added Fund - Fund III LP, or together with its parallel funds, VAF III, an affiliate of RXR who acquired a $0.5 million interest in the loan, and an unaffiliated third party, who originated the loan and retained the remaining $5.0 million interest in the loan. The loan is secured by a pledge of an ownership interest in a retail development project located in Times Square, New York. The loan bears interest at a floating rate of 9.25% over the one-month London Interbank Offered Rate, and has an initial maturity in November 2017, with two one-year extension options available to the borrower.
The following table presents a summary of our CRE debt investment as of June 30, 2017, adjusted for new investments that closed through August 8, 2017:

Investment Type:	Count	Principal Amount(1)	Carrying Value	Spread over LIBOR(2)
Mezzanine loans	2	$21,500,000	$21,500,000	9.39%
_______________________________________

(1)	Represents our proportionate share of the mezzanine loan principal underlying our real estate debt investments.

(2)	Represents weighted average spread over LIBOR, based on principal amount.
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
Outlook and Recent Trends
At the national level, the Federal Reserve’s June 2017 decision to raise the federal funds rate for the fourth time in almost a decade reflects a consensus the economic foundation driving the current expansion is sound, as well as a belief the labor market is close to or already at full employment. While federal funds rate increases should theoretically put upward pressure on the risk-free rate, the 10-year Treasury note rate remained steady at 2.31% at quarter-end, reflecting the market’s belief in a conservative longer-run inflation rate while the economy continues to strengthen. The Federal Open Market Committee met in July 2017 and noted the “labor market has continued to strengthen and economic activity has been rising moderately so far this year. Household spending and business fixed investment have continued to expand.” The Committee believes “economic activity will expand at a moderate pace, and labor market conditions will strengthen somewhat further.” The Bureau of Economic Analysis revised U.S. real gross domestic product to an increase of 1.2% in the first quarter, and released an advance estimate of 2.6% in the second quarter, driven by strong consumer spending, nonresidential fixed investment and exports. The Federal Reserve’s median projection for future real gross domestic product growth is 2.2% in 2017, 2.1% in 2018 and 1.9% in 2019, slightly above its estimated longer-run rate. The national unemployment rate was 4.4% in June 2017 and the median national unemployment rate is projected to be 4.5% over the next three years, modestly below the median estimate of its longer-run normal rate. The median inflation projection is 1.9% in 2017 and 2.0% in 2018 and 2019. While some market participants believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, we expect real estate prices and returns to remain attractive.
Domestically, President Donald Trump’s unexpected victory in November concluded a year of political uncertainty. While the markets initially appeared poised to react negatively to the outcome, since the election, the S&P 500 was up 13.7% and the ten-year Treasury note’s yield was up 25.9%. While difficult to know for certain, it appears the markets have concluded the combination of a Trump presidency and a Republican-controlled Congress will lead to higher growth and more government spending (primarily on infrastructure and defense), less regulation (particularly on financial services institutions) and lower taxation (particularly on corporations). The U.S. dollar has weakened against the Eurozone’s euro by 3.1%, with some market speculation the probe into alleged Russian interference in the presidential election and a Republican-controlled Congress struggling to pass healthcare, tax cuts, and infrastructure spending may affect the President’s agenda. However, with the President’s promises to curb or reverse Dodd-Frank and its associated capital requirements that have affected profitability on Wall Street over the last eight years, these corporations are now seeing a path to growth again. Rising short-term interest rates also increase bank profits as the spread between a bank’s cost of capital and the interest it earns on its loans widen. The banking and insurance industry employs approximately 471,000 people in New York City, representing approximately 10.7% of total non-farm employment and the City’s office market may benefit as these institutions are large users of office space (finance, insurance, securities and banking, or FIRE, transactions represented 59.8% of leases above 50,000 square feet in the second quarter). There is a renewed focus on infrastructure spending from all levels of government (federal, state and local), which may reinforce the City’s competitive advantages and support continued private sector growth. Congress has been solely focused on challenging healthcare legislation this year, and while a comprehensive infrastructure plan has yet to emerge, it remains a priority of the administration. The U.S. Senate Minority Leader, a Democratic senator representing New York, has expressed strong support for infrastructure spending. New York City is undergoing a large-scale transformation through significant public investments in its infrastructure, including the opening of the first subway expansion funded by the City of New York in 60 years, the connection of the Long Island Railroad with Grand Central Terminal and major improvements to local bridges, tunnels, harbors and airports. The City also has a number of “shovel ready” projects poised to attract investment, including the redevelopment of LaGuardia Airport, expected to be an $8.0 billion project, and Governor Andrew Cuomo’s proposed redevelopment of John F. Kennedy Airport (JFK), expected to be an approximately $10.0 billion project. JFK’s proposed redevelopment recently took a step forward; the Port Authority is seeking a request for proposals for preliminary engineering and design. In addition to the main redevelopment plan, New York State is contributing $1.5 billion to improve the Van Wyck Expressway and Kew Gardens Interchange to reduce congestion to the airport.
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
The New York City job market remains strong, with total non-farm jobs increasing by approximately 73,300 in the second quarter. New York City’s unemployment rate increased to 4.4% in June, ten basis points below the New York State unemployment rate of 4.5%. The labor market continues to retain approximately 4.4 million non-farm jobs, and the City’s economy is projected by Moody’s Analytics to expand at an annual rate of 2.7% in 2017.
We believe the New York City office market is in a state of equilibrium and the New York metropolitan area will remain a strong market for commercial real estate investing in the United States. Investment sales activity in Manhattan totaled approximately $11.0 billion in the first half of the year, a significant decline from the $23.9 billion in the same period last year. It is unlikely investment sales activity in 2017 will approach the historically high levels of 2015 and 2016, though according to investment management company JLL, thirteen deals totaling $3.5 billion were under contract at the end of the second quarter and several additional high-profile partial- and full-interest office properties were actively being marketed. In the event these transactions close, office investment volume in 2017 will remain healthy. New York City continues to attract strong international investment in real estate and a disproportionate share of foreign capital flows as compared to other major U.S. cities. Foreign capital participated in five of the top six office transactions in the first half of 2017. In the most recently available metrics, in the twelve months preceding the end of the first quarter, 25.2% of international capital investment in all property types across the United States was invested in New York City. By way of comparison, the next most heavily invested U.S. markets were San Francisco/San Jose, with 8.9% of total international capital and Washington D.C. at 6.9%.
The combination of institutional and foreign investor capital flows and expanding growth in the media and technology sectors continue to support robust transaction volume and valuations. The recovery of the Manhattan office market since the Great

Recession has been driven largely by growth in the creative industries-tech, advertising, media and information, or TAMI, as well as nonbanking financial services, including asset management and private equity (employment in the technology industry increased by 47% since the recession in 2008). The TAMI sector’s leasing activity led the New York City market, accounting for 31.3% of 2017’s volume. The FIRE sector was second in leasing activity, accounting for 29.4% of 2017’s volume.
Manhattan’s average office asking rents have increased 6.4% per annum since the trough of 2010, with average office asking rents of $76.06 per square foot at the end of the second quarter. These rents are still above the previous market peak of $72.17 per square foot in 2008 according to Newmark Grubb Knight Frank. The Manhattan office market leased approximately 8.7 million square feet in the second quarter, 4.2% below the 10-year average and 8.4% lower than the 9.5 million square feet leased in the first quarter. Manhattan’s vacancy rate decreased by 20 basis points in the second quarter to 9.2% and was the first time in three quarters for all three major sub-markets to post vacancy rates in the single digits. The second quarter ended with positive net leasing absorption of approximately 1.9 million square feet year-to-date.
In terms of square footage, the size of Manhattan’s office market is almost the size of the next five U.S. office markets combined. We believe the three main office submarkets within Manhattan (Midtown, Midtown South and Downtown) are dynamic and may operate independently. In 2016, tenants that relocated in New York City generally sought the highest quality buildings with the most efficient layouts, up-to-date infrastructure, the best available amenities and the best access to public transportation. In Midtown, there are at least 12 previously built Class A office buildings that already are, or in the next five years will become more than 75% vacant due to relocations west and south. Companies such as Time Warner, Conde Nast, L’Oréal and KKR are relinquishing contiguous blocks of space in prestigious buildings throughout Midtown’s more traditional submarkets and decamping to new product. Large blocks of previously constructed space in Midtown South and Downtown have been backfilled by Midtown tenants. Tenants that have relocated Downtown now typically pay rent in the $50 to $70 per square foot range as opposed to $70 to $100 per square foot in Midtown.
Midtown South continued to show strength with its desirable loft-style buildings, historic character and large floor-plates. The sub-market still has the lowest vacancy rate (7.5%) of any of the Manhattan submarkets and one of the lowest in the nation. FIRE sector and TAMI sector tenants have focused on Midtown South for its many side-core buildings that sometimes present better opportunities for open-seated floor plans versus Midtown’s center-core assets that may be more conducive towards large, private offices. Landlords targeting these tenants are adopting modern amenities aimed to please millennials, the core of the industry’s employment base.
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
We expect buildings that are amenity-laden and have modern infrastructures and/or hold a certain cache will continue to catch the attention of tenants. Following the same pattern as the last three quarters, Midtown once again led New York City leasing during the second quarter with 5.9 million square feet or 67.9% of total square footage leased during the second quarter. This is a 5.4% increase from last quarter’s 5.6 million square feet. We believe that Midtown buildings seeking to attract tenants over the next several years must be flexible and creative; the buildings will have to adapt to a changing world. Employment space has increased in density as the amount of square feet per employee is dropping for tenants across industries. Certain industries reserve more usable square feet to provide amenities to employees as a means of motivation.
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
New York Metropolitan Area Residential Market
According to Douglas Elliman’s second quarter 2017 Manhattan Sales and June 2017 Manhattan, Brooklyn, and Queens Rental reports, the Manhattan housing market showed more signs of improvement, with increased sales activity but softer conditions at the top of the rental market with the effective use of concessions by landlords to keep vacancy in control. The median sales price for existing properties increased 5.4% from the first quarter, while the median sales price for new development increased 22.5% from the first quarter. The resale market, which accounts for 82.4% of co-op and condominium sales, was a better indicator of the state of the market as legacy contracts for new developments continued to reflect the conditions of several years ago. The median rental price for existing properties increased 0.7% from May 2017 and there was a 10.6% increase in the number of new leases. Listing inventory declined slightly for the first time in 22 months but did not affect landlords’ use of concessions to protect their asking rents. As a result, net effective median rents decreased a nominal 0.1% in the second quarter compared to the same period last year.
The amount of supply and construction at the ultra-luxury end continues to weigh on the market as seen by a 6.2% year-over-year decrease in median rents for the top 10% of luxury product. However, there is still a persistent lack of supply and inventory growth for renters and buyers seeking to access more affordable options. Brooklyn experienced a slight decline of 1.0% in median rents year-over-year, while the Queens market saw an increase of 4.2% median rent growth during the same period. With the high costs of Manhattan housing and $36 billion of transportation infrastructure development planned in the next two to three years, we believe there will be a significant increase in demand in the surrounding housing markets including Brooklyn, Long Island and Westchester. Brooklyn, New York’s most populous borough with 2.6 million residents, has seen a migration of renters along transportation corridors whose median rents are $650 less than Manhattan. Long Island is faced with an aging supply of multifamily homes: there has been little housing built in the last decade. Westchester also suffers from a limited supply of rental apartments.
Our Strategy
Our primary business objective is to acquire high-quality commercial real estate, including value-add real estate investment opportunities in the New York metropolitan area and New York City which will allow us to generate consistent current returns, optimize the risk-return dynamic for our stockholders and realize appreciation opportunities in the portfolio. We may also originate and acquire a diversified portfolio of CRE debt and securities, respectively, secured primarily by collateral in the same geographic area. We will focus on investments which emphasize both current income and capital appreciation, seeking to provide a balanced portfolio that leverages our Advisor Entities’ local expertise and maximizes our ability to pursue a range of opportunities throughout the real estate capital structure. We expect to acquire more than a majority of our investments through joint venture arrangements with VAF III, an institutional real estate investment fund affiliated with RXR, or future funds or investment entities advised by affiliates of RXR. We intend to prudently leverage our real estate assets and other CRE investments in order to diversify our capital and enhance returns. We also believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect shareholder capital.
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

The following table presents our investment activity for the six months ended June 30, 2017 and from inception through August 8, 2017:

	Six Months Ended	From Inception through
Investment Type:	June 30, 2017	August 8, 2017
Real estate equity(1)	$—	$11,030,895
CRE Debt(2)	9,500,000	21,500,000
Total	$9,500,000	$32,530,895
_______________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(2)	Represents our proportionate share of the mezzanine loan principal underlying our investments in real estate debt.
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
Although we will have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our assets (including cash and cash equivalents and excluding indirect leverage held through our unconsolidated joint venture investments), other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We will use leverage for the sole purpose of financing our investments and diversifying our equity and we will not employ leverage to speculate on changes in interest rates. We also will seek assignable financing when available. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments, although it may exceed this level during our organization and offering stage. As of June 30, 2017, we had not incurred any leverage.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2017 to June 30, 2016:

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Interest income	$239,496	$—	$239,496	100.0%
Other income	23,435	—	23,435	100.0%
Total revenues	262,931	—	262,931	100.0%
Expenses
Transaction costs	105,620	—	105,620	100.0%
Asset management and other fees - related party	42,389	117,168	(74,779)	(63.8)%
General and administrative expenses	76,996	19,952	57,044	285.9%
Total expenses	225,005	137,120	87,885	64.1%
Income (loss) before equity in earnings (losses) of unconsolidated venture	37,926	(137,120)	175,046	127.7%
Equity in earnings (losses) of unconsolidated venture	44,666	(3,621)	48,287	1,333.5%
Net income (loss)	$82,592	$(140,741)	$223,333	158.7%
Revenues
Interest income
Interest income represents income earned on a CRE debt investment acquired during the second quarter of 2017.
Other income
Other income is earned from cash invested in highly-liquid investments with a maturity of three months or less.
Expenses
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. Transaction costs of $0.1 million for the three months ended June 30, 2017 are a result of costs associated with our investment in real estate debt. There were no transaction costs incurred for the three months ended June 30, 2016.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party consists of asset management fees on our invested assets. Asset management and other fees - related party for the three months ended June 30, 2016 includes approximately $117,000 related to acquisition fees incurred from the investment in 1285 AoA.

General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor Entities on our behalf in accordance with our advisory and sub-advisory agreements. The reimbursable operating expenses increased in 2017 because of higher average invested assets from the May and December 2016 investments in 1285 AoA and the May 2017 CRE debt investment.
Equity in Earnings (Losses) of Unconsolidated Venture
Equity in earnings (losses) of unconsolidated venture represents dividends received of approximately $48,000 offset by a decrease in the fair value of our unconsolidated investment of approximately $4,000 as a result of a decrease in working capital.
Comparison of the Six Months Ended June 30, 2017 to June 30, 2016:

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Interest income	$239,496	$—	$239,496	100.0%
Other income	27,735	—	27,735	100.0%
Total revenues	267,231	—	267,231	100.0%
Expenses
Transaction costs	105,620	—	105,620	100.0%
Asset management and other fees - related party	72,757	117,168	(44,411)	(37.9)%
General and administrative expenses	155,422	20,130	135,292	672.1%
Total expenses	333,799	137,298	196,501	143.1%
Income (loss) before equity in earnings (losses) of unconsolidated venture	(66,568)	(137,298)	70,730	51.5%
Equity in earnings (losses) of unconsolidated venture	449,827	(3,621)	453,448	12,522.7%
Net income (loss)	$383,259	$(140,919)	$524,178	372.0%
Revenues
Interest income
Interest income represents income earned on a CRE debt investment acquired during the second quarter of 2017.
Other income
Other income is earned from cash invested in highly-liquid investments with a maturity of three months or less.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party consists of asset management fees on our invested assets. Asset management and other fees - related party for the six months ended June 30, 2016 includes approximately $117,000 related to acquisition fees incurred from the investment in 1285 AoA.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor Entities on our behalf in accordance with our advisory and sub-advisory agreements. The reimbursable operating expenses increased in 2017 because of higher average invested assets from May and December 2016 investment in 1285 AoA and the May 2017 CRE debt investment.
Equity in Earnings (Losses) of Unconsolidated Venture
Equity in earnings (losses) of unconsolidated venture represents dividends received of approximately $97,000 and an increase in the fair value of our unconsolidated investment of approximately $353,000 as a result of an early tenant lease extension.

Liquidity and Capital Resources
We require capital to fund our investment activities, operating activities and to make distributions. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We may access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of August 8, 2017, we had $1.6 million of investable cash.
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
We entered into advisory and sub-advisory agreements with our Advisor Entities, which have a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor Entities and our board of directors, including a majority of our independent directors. In February 2017, we entered into an amended and restated advisory agreement with our Advisor for a term ending June 30, 2017, which eliminates the acquisition fees payable to our Advisor Entities, eliminates the disposition fees payable to our Advisor Entities and reduces the monthly asset management fee payable to our Advisor Entities from one-twelfth of 1.25% to one-twelfth of 1.0%. On March 17, 2017, we entered into a second amended and restated sub-advisory agreement with our Sub-advisor for a term ending June 30, 2017, which reflected the amendments to the fees in the Amended Advisory Agreement. In June 2017, the Amended Advisory Agreement and the sub-advisory agreement were renewed for an additional one-year term commencing on June 30, 2017, with terms identical to those in effect through June 30, 2017.
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

Cash Flows
The following presents our consolidated statement of cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change
Cash flow provided by (used in):
Operating activities	$(101,682)	$(65,008)	$(36,674)
Investing activities	(10,000,000)	(1,900,000)	(8,100,000)
Financing activities	17,656,609	436,645	17,219,964
Net increase (decrease) in cash and cash equivalents	$7,554,927	$(1,528,363)	$9,083,290
Six Months Ended June 30, 2017 Compared to June 30, 2016
Operating Activities
Net cash used in operating activities of approximately $102,000 for the six months ended June 30, 2017, primarily related to asset management fees and other operating expenses, partially offset by distributions received from 1285 AoA and our CRE debt investment totaling approximately $97,000 and $239,000, respectively. Net cash used in operating activities of approximately $65,000 for the six months ended June 30, 2016, primarily related to asset management and other fees incurred as a result of our investment in 1285 AoA.
Investing Activities
Net cash used in investing activities of $10.0 million for the six months ended June 30, 2017, related to the acquisition of a CRE debt investment. Net cash used in investing activities of $1.9 million for the six months ended June 30, 2016, related to our initial investment in 1285 AoA.
Financing Activities
Net cash provided by financing activities of $17.7 million and $0.4 million for the six months ended June 30, 2017 and June 30, 2016, respectively, related to proceeds from the issuance of common stock, partially offset by distributions paid on our common stock.
Off-Balance Sheet Arrangements
As of June 30, 2017, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made an investment in an unconsolidated venture. Refer to Note 3, “Investment in Unconsolidated Venture” in Item 2. “Financial Statements” for a discussion of such unconsolidated venture in our consolidated financial statements. Our exposure to loss is limited to the carrying value of our investment.
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
In February 2017, our Advisor amended and restated its advisory agreement or, the Amended Advisory Agreement, with us for a term ending June 30, 2017, which eliminates the acquisition fees payable to our Advisor Entities, eliminates the disposition fees payable to our Advisor Entities and reduces the monthly asset management fee payable to our Advisor Entities from one-twelfth of 1.25% to one-twelfth of 1.0%. On March 17, 2017, we entered into a second amended and restated sub-advisory agreement for a term ending June 30, 2017, which reflected the amendments to the fees in the Amended Advisory Agreement. In June 2017, the Amended Advisory Agreement and the sub-advisory agreement were renewed for an additional one-year term commencing on June 30, 2017, with terms identical to those in effect through June 30, 2017.
We pay our Sub-advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property. Below is a description of the fees and reimbursements in effect commencing on February 7, 2017 incurred to our Advisor Entities.

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
Disposition Fee
In February 2017, the Amended Advisory Agreement eliminated the disposition fees payable to our Advisor Entities. Prior to that date, our Advisor Entities were entitled to receive a disposition fee equal to 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each CRE debt investment sold or syndicated for substantial assistance in connection with the sale of investments and based on the services provided, as determined by our independent directors. From inception through February 2017, no disposition fees were incurred or paid.
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
Dealer Manager
Selling Commissions, Dealer Manager Fees and Distribution Fees
Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from the sale of Class A Shares and up to 2.0% of the gross proceeds from the sale of Class T Shares issued in our Primary Offering, all of which are reallowed to participating broker-dealers. We pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A Shares and up to 2.75% of the gross proceeds from the sale of Class T Shares issued in our Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager. No selling commissions or dealer manager fees are paid for the sale of Class I Shares. Our Dealer Manager may enter into participating dealer agreements that provide for our Dealer Manager to pay a distribution fee of up to 2.0% over a maximum eight-year period in connection with the sale of Class I Shares in the Primary Offering. We will not reimburse the Dealer Manager for its payment of these fees and such fees will be subject to the limitations on underwriting compensation under applicable Financial Industry Regulatory Authority, Inc., or FINRA, rules.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor Entities and our Dealer Manager for the six months ended June 30, 2017 and the amount due to related party as of June 30, 2017 and December 31, 2016:

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Six Months Ended June 30, 2017		Due to Related Party as of June 30, 2017
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$619	$72,757	$56,266	$17,110
Reimbursements to Advisor Entities
Operating costs(1)	General and administrative expenses	56,075	89,077	100,312	44,840
Organization(2)	General and administrative expenses	1,436	8,777	4,012	6,201
Offering(2)	Cost of capital(3)	27,174	166,771	76,238	117,707
Selling commissions	Cost of capital(3)	—	613,378	613,378	—
Dealer Manager Fees	Cost of capital(3)	—	491,476	491,476	—
Distribution Fees	Cost of capital(3)	143,526	(5,044)	25,991	112,491
Total		$228,830	$1,437,192	$1,367,673	$298,349
_______________________________________

(1)	As of June 30, 2017, our Advisor Entities have incurred unreimbursed operating costs on our behalf of $11.8 million that remain eligible to allocate to us.

(2)	As of June 30, 2017, our Advisor Entities have incurred unreimbursed organization and offering costs on our behalf of $5.5 million that remain eligible to allocate to us.

(3)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

No fees or reimbursements were incurred to the Advisor Entities and the Dealer Manager for the six months ended June 30, 2016.
Distribution Support Agreement
Pursuant to our Distribution Support Agreement, NorthStar Realty, which is now a subsidiary of Colony NorthStar, and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of our common stock at a current offering price for Class A Shares, net of selling commissions and dealer manager fees, if cash distributions exceed MFFO (as computed in accordance with the definition established by the IPA, and adjusted for certain items) to provide additional funds to support distributions to our stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of our Class A Shares for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. From inception through June 30, 2017, pursuant to the Distribution Support Agreement, NorthStar Realty and RXR agreed to purchase an additional 2,399 and 800 shares of our Class A Shares, respectively, for an aggregate amount of approximately $29,083.
In November 2016, our board of directors amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the primary portion of the Offering.
Investments
We expect to acquire more than a majority of our investments through joint venture arrangements with VAF III, an institutional real estate investment fund affiliated with RXR, or future funds or investment entities advised by affiliates of RXR. The Chief Executive Officer of RXR is a member of our board. As of June 30, 2017, our investments were both structured through joint venture arrangements with VAF III.
NorthStar Realty and Investment in RXR Equity
In December 2013, NorthStar Realty, which is now a subsidiary of Colony NorthStar, entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. As a result of Colony NorthStar’s equity interest in RXR, Colony NorthStar may be entitled to certain fees in connection with RXR’s investment management business. In March 2017, Colony NorthStar, through an affiliate, committed $25.0 million to VAF III, and affiliate of RXR, for the purposes of investing in commercial real estate located in New York City. As of June 30, 2017, Colony NorthStar has funded $7.6 million to VAF III, and has a remaining unfunded commitment of $17.4 million.
Sub-advisor Fees
Affiliates of our Sub-advisor provide leasing and management services for the property underlying our unconsolidated venture investment in 1285AoA. For the six months ended June 30, 2017, our indirect share of management fees incurred by the unconsolidated venture was approximately $17,000. Refer to Note 3, “Investment in Unconsolidated Venture” in Item 2. “Financial Statements” for further discussion.
Recent Developments
Common Stock from Primary Offering
For the period from July 1, 2017 through August 8, 2017, we issued 74,674 Class A Shares and 59,694 Class T Shares of common stock, representing gross proceeds of $0.8 million and $0.6 million, respectively.
Distributions
On August 10, 2017, our board of directors approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended December 31, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
New Investment
On August 1, 2017, we, through a subsidiary of our operating partnership, completed the origination of a $12.0 million pari passu interest in a $20.0 million mezzanine loan, or the Jane Street Loan, secured by a pledge of an ownership interest in a luxury condominium development project located in the West Village of New York City. We completed the investment through a partnership with VAF III, which contributed the remaining $8.0 million of the loan origination. The Jane Street Loan bears interest at a floating rate of 9.5% over the one-month LIBOR, with a LIBOR ceiling of 1.5%. The Jane Street Loan had a 1.0% origination fee and has an initial term of three years, with two one-year extension options available to the borrower.

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
Acquisition fees paid to third parties in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore included in the computation of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. We adjust MFFO for the amortization of acquisition fees in the period when such amortization is recognized under U.S. GAAP. Acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, in general, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
Acquisition fees and expenses paid to third parties in connection with the acquisition of equity investments are generally considered expenses and are included in the determination of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore, if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operating earnings, cash flow or net proceeds from the sale of investments or properties. All paid and accrued acquisition fees and expenses will have negative effects on future distributions to stockholders and cash flow generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Funds from operations:
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$155	$(140,688)	$300,822	$(140,866)
FFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$155	$(140,688)	$300,822	$(140,866)
Modified funds from operations:
FFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$155	$(140,688)	$300,822	$(140,866)
Adjustments:
Acquisition fees and transaction costs	105,620	110,098	105,620	110,098
Changes to fair value of unconsolidated venture	3,663	3,621	(353,060)	3,621
MFFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$109,438	$(26,969)	$53,382	$(27,147)
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From May 16, 2016 through June 30, 2017, we paid an annualized distribution amount of $0.10 per share of our common stock (not adjusted for the retroactive impact of the stock distributions issued in January and May 2017). Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the six months ended June 30, 2017 and year ended December 31, 2016:

	Six Months Ended June 30, 2017		Year Ended December 31, 2016
Distributions(1)
Cash	$37,245		$19,345
DRP	26,189		4,582
Total	$63,434		$23,927

Sources of Distributions
Funds from Operations(2)	$63,434	100%	$23,927	100%

Offering proceeds - Distribution support(3)	—	—%	—	—%
Offering proceeds - Other(3)	—	—%	—	—%
Total	$63,434	100%	$23,927	100%

Cash Flow Provided by (Used in) Operations	$(101,682)		$(264,000)
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)	Excluding unrealized gains related to an increase in fair value of our unconsolidated venture, Funds from Operations would be less than distributions declared and paid.

(3)
Excluding the effect of the unrealized gain described in footnote (2) above, the distributions declared and paid for the six months ended June 30, 2017 were paid from offering proceeds received from Colony NorthStar and RXR pursuant to our Distribution Support Agreement and other offering proceeds totaling $12,997 and $50,437, respectively, and $16,085 and $7,842, respectively, for the year ended December 31, 2016.

Distributions in excess of our cash flow provided by operations were paid using Offering proceeds related to distribution support and other offering proceeds. Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. Future distributions declared and paid may exceed cash flow provided by operations. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted.
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
Interest Rate Risk
We may be exposed to changes in interest income from our investment in real estate debt. Our CRE debt investment bears interest at a floating rate. The interest rate on our floating-rate asset is a fixed spread over the one-month LIBOR and reprices every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate asset, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investment.
Credit Spread Risk
The value of our floating-rate investment also changes with market credit spreads. This means that when market-demanded risk premium, or credit spread, increases, the value of our floating-rate asset decreases and vice versa. The floating-rate CRE debt investment is valued based on a market credit spread over the applicable LIBOR. Demand for a higher yield on investments results in higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value this asset were to decrease or “tighten,” the value of this asset should increase.
Credit Risk
Credit risk in our CRE debt investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor Entities’ comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2016, one debt investment contributed more than 10% of interest income.
We are subject to the credit risk of the borrower when we make CRE debt investments. We undertake a rigorous credit evaluation of each borrower prior to making an investment. This analysis includes an extensive due diligence investigation of the borrower’s creditworthiness and business as well as an assessment of the strategic importance of the underlying real estate to the borrower’s core business operations.

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
Our organizational documents permit us to pay distributions to our stockholders from any source, including offering proceeds, borrowings, our advisor’s or sub-advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our offering and we may continue to do so in the future. Until the proceeds from our offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. We began generating cash flow from operations on May 20, 2016, the date of our first investment. However, in the earlier part of this offering, we expect that all of our distributions will be paid from the proceeds from this offering, including the proceeds from the purchase of shares by Colony NorthStar and RXR pursuant to the distribution support agreement. For the period from inception through June 30, 2017, we declared distributions of $87,361, of which 100% were paid using proceeds from this offering, including the purchase of additional shares by Colony NorthStar and RXR.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 23, 2017, we granted each of our independent directors 2,500 shares of Class A restricted common stock, with an aggregate value of $75,833, in connection with the re-election of such directors to our board of directors. All shares were issued pursuant to our independent directors’ compensation plan and generally vest quarterly over two years; provided, however, that the restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in our control. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
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
In April 2016, our board of directors approved special stock distributions to all common stockholders of record on the close of business on the earlier of: (a) the date by which we raise $100.0 million pursuant to the Offering and (b) December 31, 2016. On January 4, 2017, we issued stock distributions to stockholders of record as of that date in the amount of 38,293, 14,816, and 3,676 Class A Shares, Class T Shares and Class I Shares, respectively, equal to 5.0% of the outstanding shares of each share class. On December 31, 2016, we reduced our retained earnings by the par value of Class A Shares, Class T Shares and Class I Shares declared to be issued, which was $383, $148 and $37, respectively. No selling commissions or dealer manager fees were paid in connection with the issuance of the special stock distributions.
In November 2016, our board of directors determined to extend the Offering for one year to February 9, 2018. Our board has the right to further extend or terminate the Offering at any time, as permitted by applicable law and regulation.
In November 2016, our board of directors authorized an additional special stock distribution to all stockholders of record of Class A Shares, Class T Shares and Class I Shares on the close of business on the earlier of: (a) the date on which we raise $25 million from the sale of shares pursuant to the Offering or (b) a date determined in our management’s discretion, but in any event no earlier than January 1, 2017 and no later than December 31, 2017, in an amount equal in value to 10.0% of the current gross offering price of each issued and outstanding Class A Share, Class T Share and Class I Share on the applicable date. We received and accepted subscriptions in the Offering in an aggregate amount in excess of $25 million on May 16, 2017, which became the record date. On May 22, 2017, we issued stock distributions to stockholders of record as of May 16, 2017 in the amount of 133,341, 130,752 and 8,672 Class A Shares, Class T Shares and Class I Shares, respectively. No selling commissions or dealer manager fees were paid in connection with the issuance of the special stock distributions.
As of June 30, 2017, we issued the following shares of common stock and raised the following gross proceeds in connection with our Offering (in thousands):

	Shares	Proceeds
Primary Offering	2,898	$28,062
DRP	2	24
Total	2,900	$28,086
For the period from the commencement of our Offering through June 30, 2017, we issued 2.9 million shares of common stock generating total gross proceeds of $28.1 million pursuant to our Offering, including $23,720 of gross proceeds pursuant to our DRP.
From the commencement of our Offering through June 30, 2017, we incurred $1.0 million in selling commissions, $0.7 million in dealer manager fees, $0.1 million in distribution fees and $0.3 million in other offering costs in connection with the issuance and distribution of our registered securities and $1.3 million of these costs have been reallowed to third parties.
From the commencement of our Offering through June 30, 2017, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $26.0 million. From the commencement of our Offering through June 30, 2017, we used proceeds of $4.3 million to purchase an indirect interest in a real estate equity investment, $0.1 million to pay our Advisor Entities acquisition fees in connection with the purchase, $15.1 million to purchase an indirect interest in a real estate debt investment, and $0.3 million to pay transaction costs incurred in connection with the purchases.
As of June 30, 2017, our Advisor Entities incurred organization and offering costs of $5.7 million on our behalf.
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
As of June 30, 2017, we had no repurchase requests.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1
Second Articles of Amendment and Restatement of NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 4, 2015, and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 4, 2015, and incorporated herein by reference)

3.3
Articles Supplementary of NorthStar/RXR New York Metro Real Estate, Inc. dated October 19, 2016 (filed as Exhibit 3.3 to Pre-Effective Amendment No.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on October 20, 2016, and incorporated herein by reference)

3.4
Articles of Amendment to the Second Articles of Amendment and Restatement of NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017, and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to the prospectus filed with the SEC pursuant to Rule 424(b)(3) on April 28, 2017, and incorporated herein by reference)
4.2
Second Amended and Restated Distribution Reinvestment Plan (included as Appendix C to the prospectus filed with the SEC pursuant to Rule 424(b)(3) on October 26, 2016, and incorporated herein by reference)

10.1
Partnership Agreement of RXR 721 Seventh Venture JV, dated as of May 5, 2017, by and between 1285 Investor NT-NSR, LLC and RXR 721 Seventh Vehicle LP. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2017, and incorporated herein by reference)

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
The following materials from the NorthStar/RXR New York Metro Real Estate, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Equity for the six months ended June 30, 2017 (unaudited) and year ended December 31, 2016; (iv) Consolidated Statement of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements (unaudited).

_______________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthStar/RXR New York Metro Real Estate, Inc.
Date:	August 10, 2017	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Co-Chairman, Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer