Form 10-Q
period 2017-09-30
NorthStar/RXR New York Metro Real Estate, Inc.
filed 2017-11-13
CIK 1603671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
The Company had 1,951,436 shares of Class A common stock, $0.01 par value per share, 2,092,493 shares of Class T common stock, $0.01 par value per share, and 121,402 shares of Class I common stock, $0.01 par value per share, outstanding as of November 9, 2017.

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

•
our dependence on the resources and personnel of our advisor entities, our co-sponsors and their affiliates, including our advisor entities’ ability to source and close on attractive investment opportunities on our behalf;

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

•	our ability to maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	the loss of our exemption from registration under the Investment Company Act of 1940, as amended;

•	general volatility in capital markets and economies and the New York metropolitan economy specifically;

•	the adequacy of our cash reserves and working capital;

•	our ability to raise capital in light of certain regulatory changes, including amended Rules 2340 and 2310 of the Financial Industry Regulatory Authority, Inc.; and

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

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$4,522,222	$4,595,392
Investment in unconsolidated venture, at fair value	5,533,264	5,173,075
Real estate debt investments, net	34,811,111	—
Interest receivable	226,442	—
Receivables, net	416,939	876,676
Total assets(1)	$45,509,978	$10,645,143

Liabilities
Due to related party	$229,028	$228,830
Distribution payable	17,145	4,677
Accounts payable and accrued expenses	195	—
Total liabilities(1)	246,368	233,507

Equity
NorthStar/RXR New York Metro Real Estate, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.01 par value, 120,000,000 shares authorized, 1,815,070 and 765,723 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	18,150	7,657
Class T common stock, $0.01 par value, 240,000,000 shares authorized, 1,856,300 and 296,314 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	18,563	2,963
Class I common stock, $0.01 par value, 40,000,000 shares authorized, 100,976 and 73,524 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,009	735
Additional paid-in capital	30,715,569	9,937,027
Retained earnings	991,266	462,308
Total NorthStar/RXR New York Metro Real Estate, Inc. stockholders’ equity	31,744,557	10,410,690
Non-controlling interests	13,519,053	946
Total equity	45,263,610	10,411,636
Total liabilities and equity	$45,509,978	$10,645,143
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar/RXR Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of September 30, 2017, the Operating Partnership includes $34.8 million of assets of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Interest income	$776,291	$—	$1,015,787	$—
Other income	14,901	—	42,636	—
Total revenues	791,192	—	1,058,423	—
Expenses
General and administrative expenses	108,089	39,771	263,511	59,901
Asset management and other fees - related party	71,327	15,292	144,084	132,460
Transaction costs	24,514	—	130,134	—
Total expenses	203,930	55,063	537,729	192,361
Income (loss) before equity in earnings (losses) of unconsolidated venture	587,262	(55,063)	520,694	(192,361)
Equity in earnings (losses) of unconsolidated venture	45,136	15,029	494,963	11,408
Net income (loss)	632,398	(40,034)	1,015,657	(180,953)
Net (income) loss attributable to non-controlling interests	(287,182)	—	(369,619)	53
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$345,216	$(40,034)	$646,038	$(180,900)
Net income (loss) per share, basic/diluted(1)	$0.10	$(0.09)	$0.26	$(0.53)
Weighted average number of shares outstanding, basic/diluted(1)	3,486,983	438,877	2,510,091	339,853
Dividends declared per share of common stock(1)	$0.03	$0.02	$0.07	$0.03
_______________________________________

(1)
Per share amounts for three months and nine months ended September 30, 2016 adjusted to reflect the retroactive impact of the stock distributions issued in January 2017 and May 2017. Refer to Note 7, “Stockholders’ Equity.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock						Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T		Class I
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	242,003	$2,420	—	$—	—	$—	$2,178,587	$(999)	$2,180,008	$999	$2,181,007
Net proceeds from issuance of common stock	500,903	5,009	296,308	2,963	73,524	735	7,688,582	—	7,697,289	—	7,697,289
Issuance and amortization of equity-based compensation	22,500	225	—	—	—	—	66,129	—	66,354	—	66,354
Stock distributions declared	—	—	—	—	—	—	568	(568)	—	—	—
Distributions declared	—	—	—	—	—	—	—	(23,927)	(23,927)	—	(23,927)
Proceeds from distribution reinvestment plan	317	3	6	—	—	—	3,161	—	3,164	—	3,164
Net income (loss)	—	—	—	—	—	—	—	487,802	487,802	(53)	487,749
Balance as of December 31, 2016	765,723	$7,657	296,314	$2,963	73,524	$735	$9,937,027	$462,308	$10,410,690	$946	$10,411,636
Net proceeds from issuance of common stock	866,533	8,665	1,413,808	14,138	14,945	149	20,640,875	—	20,663,827	—	20,663,827
Issuance and amortization of equity-based compensation	7,500	75	—	—	—	—	95,085	—	95,160	—	95,160
Stock distributions declared and issued	171,634	1,716	145,568	1,456	12,348	124	(568)	(2,728)	—	—	—
Non-controlling interests - contributions	—	—	—	—	—	—	—	—	—	13,513,107	13,513,107
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	—	(364,619)	(364,619)
Distributions declared	—	—	—	—	—	—	—	(114,352)	(114,352)	—	(114,352)
Proceeds from distribution reinvestment plan	3,680	37	610	6	159	1	43,150	—	43,194	—	43,194
Net income (loss)	—	—	—	—	—	—	—	646,038	646,038	369,619	1,015,657
Balance as of September 30, 2017 (Unaudited)	1,815,070	$18,150	1,856,300	$18,563	100,976	$1,009	$30,715,569	$991,266	$31,744,557	$13,519,053	$45,263,610

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,015,657	$(180,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of origination fee on real estate debt investment	(11,111)	—
Amortization of equity-based compensation	95,160	37,917
Equity in (earnings) losses of unconsolidated venture	(494,963)	(11,408)
Dividends from unconsolidated venture	134,774	7,154
Changes in assets and liabilities:
Interest Receivable	(226,442)	—
Due to related party	20,509	22
Accounts payable and accrued expenses	195	—
Net cash provided by (used in) operating activities	533,779	(147,268)
Cash flows from investing activities:
Investments in real estate debt	(29,800,000)	—
Investment in unconsolidated ventures	—	(1,900,000)
Net cash provided by (used in) investing activities	(29,800,000)	(1,900,000)
Cash flows from financing activities:
Net proceeds from issuance of common stock	21,082,401	1,810,757
Net proceeds from issuance of common stock, related party	20,853	1,037
Distributions paid on common stock	(101,885)	(8,785)
Proceeds from distribution reinvestment plan	43,194	518
Contributions from non-controlling interests	8,513,107	—
Distributions to non-controlling interests	(364,619)	—
Net cash provided by (used in) financing activities	29,193,051	1,803,527
Net increase (decrease) in cash and cash equivalents	(73,170)	(243,741)
Cash and cash equivalents - beginning of period	4,595,392	2,201,007
Cash and cash equivalents - end of period	$4,522,222	$1,957,266

Supplemental disclosure of non-cash investing and financing activities:
Accrual of cost of capital (refer to Note 5)	$49,527	$26,485
Subscriptions receivable, gross	446,000	55,000
Accrual of distribution payable	17,145	3,252
Contributions from non-controlling interests	5,000,000	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar/RXR New York Metro Real Estate, Inc. (the “Company”) was formed to acquire a high-quality commercial real estate (“CRE”) portfolio concentrated in the New York metropolitan area, and in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. The Company intends to complement this strategy by originating and acquiring: (i) CRE debt, including subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. The Company was formed on March 21, 2014 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ending December 31, 2016.
The Company is externally managed and has no employees. Prior to January 11, 2017, the Company was managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) (“NSAM”). Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc. (“Colony”), NorthStar Realty Finance Corp. (“NorthStar Realty”), and Colony NorthStar, Inc. (“Colony NorthStar”), a wholly-owned subsidiary of NSAM, which the Company refers to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as one of the Company’s co-sponsors. As a result of the mergers, Colony NorthStar became an internally-managed equity REIT, with a diversified real estate and investment management platform and is publicly-traded on the NYSE under the ticker symbol “CLNS.” CNI NS/RXR Advisors, LLC, as successor to NSAM J-NS/RXR Ltd (the “Advisor”), is now a subsidiary of Colony NorthStar. The Advisor manages the Company’s day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on the Company’s operations.
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
On March 28, 2014, as part of its formation, the Company issued 16,667 shares of common stock to NorthStar Realty, which is now a subsidiary of Colony NorthStar, and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A Shares. On February 9, 2015, the Company’s registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) was declared effective to offer a minimum of $2.0 million and a maximum of $2.0 billion in shares of common stock in a continuous, public offering, of which up to $1.8 billion can be offered pursuant to its primary offering (the “Primary Offering”) at a purchase price of $10.1111 per Class A Share and $9.5538 per Class T Share and up to $200.0 million pursuant to its distribution reinvestment plan (the “DRP”) at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share.
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
From inception through November 9, 2017, the Company raised total gross proceeds of $36.7 million pursuant to the Offering, including gross proceeds of $96,236 pursuant to the DRP.

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
The most significant consolidated VIE is the Operating Partnership, which is a VIE because the non-controlling interests do not have substantive kick-out or participating rights. The Company consolidates this entity because it controls all significant business activities. The Operating Partnership consolidates certain VIEs that have non-controlling interests. Included in real estate debt investment on the Company’s consolidated balance sheets as of September 30, 2017 is $34.8 million related to such consolidated VIEs. The Company consolidates these entities because it determined it is the primary beneficiary.
As of September 30, 2017, the Company identified unconsolidated VIEs related to its investment in an unconsolidated venture. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of September 30, 2017. The Company did not provide financial support to the unconsolidated VIEs during the nine months ended September 30, 2017. As of September 30, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
The Company’s maximum exposure to loss as of September 30, 2017 would not exceed its investment in the VIEs. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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
Acquisition Expenses
The total of all acquisition expenses for an investment cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. From inception through September 30, 2017, total acquisition expenses did not exceed the allowed limit for any investment. The Company records as an expense certain acquisition costs associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Credit Losses and Impairment on Investments
Real Estate Debt Investments
CRE debt investments are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the investment as well

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the investment, a reserve is recorded with a corresponding charge to a credit provision. The reserve is maintained at a level that is determined to be adequate by management to absorb probable losses. Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of September 30, 2017, the Company did not have any impaired CRE debt investments.
Investments in Unconsolidated Ventures
The Company will review its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company will consider U.S. and global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations. As of September 30, 2017, the Company did not have any investments in unconsolidated ventures for which the Company did not elect the fair value option.
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
Income Taxes
The Company elected to be taxed as a REIT under the Internal Revenue Code and to operate as such, commencing with its taxable year ended December 31, 2016. The Company had little or no taxable income prior to electing REIT status. To maintain its qualification as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to operate in such a manner as to qualify for treatment as a REIT.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recent Accounting Pronouncements
Equity Method Accounting—In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting, which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Cash Flow Classifications—In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Restricted Cash—In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017. The Company early adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
Business Combinations—In January 2017, the FASB issued ASU No. 2017-01, Clarifying the definition of a business, which amends the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business combination. The Company plans to adopt the standard on its required effective date of January 1, 2018. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Derecognition of Partial Sales of Nonfinancial Assets—In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets.  In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. The effective date for this guidance is January 1, 2018, with early adoption permitted beginning January 1, 2017.  The Company plans to adopt the standard using the modified retrospective approach. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Investment in Unconsolidated Venture
The following is a description of the Company’s investment in an unconsolidated venture, which the Company has elected to account for under the fair value option.
1285 Avenue of the Americas Venture
As of September 30, 2017, the Company held a non-controlling interest of approximately 1.0% in 1285 Avenue of the Americas (“1285 AoA”), a 1.8 million square foot Class-A office building located in midtown Manhattan. The remainder of the building is owned by institutional investors and funds affiliated with the Company’s Sub-advisor. The acquisition was part of an approximately $1.65 billion transaction in May 2016 that was sourced by RXR, the Company’s Co-sponsor and affiliate of its Sub-advisor. The purchase was approved by the Company’s board of directors, including all of its independent directors.
The Company’s investment is accounted for as a cost method investment, for which the Company has elected the fair value option. As of September 30, 2017, the carrying value of the Company’s investment in an unconsolidated venture was $5.5 million. For the nine months ended September 30, 2017, the Company recognized equity in earnings of the unconsolidated venture of $494,963, comprising dividends received of $134,774 and an increase in fair value of the investment of $360,189.

4.	Real Estate Debt Investment
The following table presents the Company’s real estate debt investments as of September 30, 2017:

Asset type:	Count	Principal Amount	Carrying Value	Spread over LIBOR(1)	Floating Rate as % of Principal Amount
Mezzanine loans(2)(3)	2	$35,000,000	$34,811,111	9.39%	100.0%
____________________________________________

(1)	Represents weighted average spread over LIBOR, based on principal amount.

(2)
Includes a $15.0 million mezzanine loan interest acquired through joint ventures with affiliates of RXR and an unaffiliated third party. The Company’s proportionate interest of the loan is 63.3%, representing $9.5 million of the principal amount. The Company consolidates the loan and records a non-controlling interest for the ownership of RXR and an unaffiliated third party. Refer to Note 2, “Summary of Significant Accounting Policies—Principles of Consolidation,” for further information.

(3)
Includes a $20.0 million mezzanine loan interest, net of unamortized origination fee, originated through a joint venture with an affiliate of RXR. The Company’s proportionate interest of the loan is 60.0%, representing $12.0 million of the principal amount. The Company consolidates the loan and records a non-controlling interest for the ownership of RXR. Refer to Note 2, “Summary of Significant Accounting Policies—Principles of Consolidation,” for further information.

The following is a description of the Company’s real estate debt investments:
In May 2017, the Company, through a subsidiary of the Operating Partnership, completed the acquisition of a $9.5 million interest in a $15.0 million mezzanine loan through a joint venture with RXR Real Estate Value Added Fund - Fund III LP (together with its parallel funds, “VAF III”), an affiliate of RXR who acquired a $0.5 million interest in the loan, and an unaffiliated third party, who originated the loan and retained the remaining $5.0 million interest in the loan. The loan is secured by a pledge of an ownership interest in a retail development project located in Times Square, New York. The loan bears interest at a floating rate of 9.25% over the one-month London Interbank Offered Rate (“LIBOR”), and had an initial maturity in November 2017, with two one-year extension options available to the borrower. In September 2017, the borrower exercised its right to extend the term of the loan until November 2018.
In August 2017, the Company, through a subsidiary of the Operating Partnership, completed the origination of a $12.0 million pari passu interest in a $20.0 million mezzanine loan, secured by a pledge of an ownership interest in a luxury condominium development project located in the West Village of New York City. The Company completed the investment through a partnership with VAF III, which contributed the remaining $8.0 million of the loan origination. The loan bears interest at a floating rate of 9.5% over the one-month LIBOR, with a LIBOR ceiling of 1.5%. The loan had a 1.0% origination fee and has an initial term of three years, with two one-year extension options available to the borrower.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Related Party Arrangements
Advisor Entities
Subject to certain restrictions and limitations, the Advisor Entities are responsible for managing the Company’s affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on behalf of the Company. The Advisor Entities may delegate certain of their obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to the Advisor Entities include the Advisor Entities and any such affiliated entities. For such services, to the extent permitted by law and regulations, the Advisor Entities receive fees and reimbursements from the Company, of which the Sub-advisor generally receives 50% of all fees and up to 25% of all reimbursements. Pursuant to the advisory agreement, the advisor may defer or waive fees in its discretion.
In February 2017, the Advisor amended and restated its advisory agreement (the “Amended Advisory Agreement”) with the Company for a term ending June 30, 2017, which eliminated the acquisition fees and disposition fees payable to the Advisor Entities, and reduced the monthly asset management fee payable to the Advisor Entities from one-twelfth of 1.25% to one-twelfth of 1.0% (as discussed further below). On March 17, 2017, the Company entered into a second amended and restated sub-advisory agreement with its Sub-advisor for a term ending June 30, 2017, which reflected the amendments to the fees in the Amended Advisory Agreement. In June 2017, the Amended Advisory Agreement and the sub-advisory agreement were renewed for an additional one-year term commencing on June 30, 2017, with terms identical to those in effect through June 30, 2017.
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
Dealer Manager
Selling Commissions, Dealer Manager Fees and Distribution Fees
Pursuant to a dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the sale of Class A Shares and up to 2.0% of the gross proceeds from the sale of Class T Shares issued in the Primary Offering, all of which are reallowed to participating broker-dealers. The Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A Shares and up to 2.75% of the gross proceeds from the sale of Class T Shares issued in the Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager. No selling commissions or dealer manager fees are paid for the sale of Class I Shares. The Dealer Manager may enter into participating dealer agreements that provide for the Dealer Manager to pay a distribution fee of up to 2.0% over a maximum eight-year period in connection with the sale of Class I Shares in the Primary Offering. The Company will not reimburse the Dealer Manager for its payment of these fees and such fees will be subject to the limitations on underwriting compensation under applicable Financial Industry Regulatory Authority, Inc. (“FINRA”) rules.

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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor Entities and the Dealer Manager for the nine months ended September 30, 2017 and the amount due to related party as of September 30, 2017 and December 31, 2016:

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Nine Months Ended September 30, 2017		Due to Related Party as of September 30, 2017 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$619	$144,084	$117,594	$27,109
Reimbursements to Advisor Entities
Operating costs(1)	General and administrative expenses	56,075	130,448	126,561	59,962
Organization(2)	General and administrative expenses	1,436	11,161	10,193	2,404
Offering(2)	Cost of capital(3)	27,174	212,060	193,679	45,555
Selling commissions	Cost of capital(3)	—	828,700	828,700	—
Dealer Manager Fees	Cost of capital(3)	—	607,783	607,783	—
Distribution Fees	Cost of capital(3)	143,526	11,202	60,730	93,998
Total		$228,830	$1,945,438	$1,945,240	$229,028
_______________________________________

(1)	As of September 30, 2017, the Advisor Entities have incurred unreimbursed operating costs on behalf of the Company of $12.2 million that remain eligible to allocate to the Company.

(2)	As of September 30, 2017, the Advisor Entities have incurred unreimbursed organization and offering costs on behalf of the Company of $5.6 million that remain eligible to allocate to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
Distribution Support Agreement
Pursuant to the Distribution Support Agreement, NorthStar Realty, which is now a subsidiary of Colony NorthStar, and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of the Company’s common stock at a current offering price for Class A Shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of the Company’s Class A Shares for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. From inception through September 30, 2017, pursuant to the Distribution Support Agreement, NorthStar Realty and RXR agreed to purchase an additional 2,399 and 800 shares of the Company’s Class A Shares, respectively, for an aggregate amount of approximately $29,000.
In November 2016, the Company’s board of directors amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the primary portion of the Offering.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Investments
The Company expects to acquire more than a majority of its investments through joint venture arrangements with VAF III, an institutional real estate investment fund affiliated with RXR, or future funds or investment entities advised by affiliates of RXR. The Chief Executive Officer of RXR is a member of the Company’s board. As of September 30, 2017, all of the Company’s investments were structured through joint venture arrangements with VAF III.
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
In March 2017, Colony NorthStar, through an affiliate, committed $25.0 million to VAF III, an affiliate of RXR, for the purposes of investing in commercial real estate located in New York City. As of September 30, 2017, Colony NorthStar has funded $7.6 million to VAF III, and had a remaining unfunded commitment of $17.4 million.
Sub-advisor Fees
Affiliates of the Company’s Sub-advisor provide leasing and management services for the property underlying the Company’s unconsolidated venture investment in 1285 AoA. For the nine months ended September 30, 2017, the Company’s indirect share of management fees incurred by the unconsolidated venture was approximately $35,000. Refer to Note 3, “Investment in Unconsolidated Venture” to the Consolidated Financial Statements for further discussion of the Company’s investment in an unconsolidated venture.

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
Pursuant to the Plan, the Company granted Class A Shares of restricted common stock to its three independent directors concurrent with when the Company made its first investment in May 2016. As of September 30, 2017, the Company’s independent directors have been granted a cumulative total of 30,000 Class A Shares of restricted common stock for an aggregate value of $0.3 million, based on the share price on the date of each grant. The restricted common stock granted vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $37,917 and $9,479 for the three months ended September 30, 2017 and 2016, respectively, and $95,160 and $9,479 for the nine months ended September 30, 2017 and 2016, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. As of September 30, 2017, unvested shares totaled 15,000.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Stockholders’ Equity
Common Stock from Primary Offering
The following table presents Class A Shares, Class T Shares and Class I Shares the Company issued, and the corresponding gross proceeds generated, in connection with its Primary Offering for the nine months ended September 30, 2017, year ended December 31, 2016 and the period from inception through September 30, 2017 (in thousands):

	Class A Shares	Class T Shares	Class I Shares
Nine months ended September 30, 2017
Shares issued	867	1,414	15
Gross proceeds	$8,679	$13,507	$136
Year ended December 31, 2016
Shares issued	501	296	74
Gross proceeds	$5,007	$2,831	$669
Inception through September 30, 2017
Shares issued	1,587	1,710	89
Gross proceeds	$15,686	$16,338	$805
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
From inception through September 30, 2017, the Company raised gross proceeds of $46,359 pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and, for the three months ended September 30, 2017, were paid monthly based on a daily amount of $0.000273973 per Class A Share and Class I Share, and $0.000273973 per Class T Share less the distribution fees that are payable with respect to such Class T Shares, which was equivalent to an annualized distribution amount of $0.10 per share of the Company’s common stock, less the distribution fee on Class T Shares. Cash distribution rates per share are not adjusted for the retroactive impact of the stock distributions issued in January and May 2017.
On August 10, 2017, the board of directors of the Company approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended December 31, 2017, less the distribution fees that are payable with respect to Class T Shares.
Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents distributions declared for the nine months ended September 30, 2017:

	Distributions(1)
Period	Cash	DRP	Total
2017
January	$4,906	$2,977	$7,883
February	4,829	2,962	7,791
March	5,857	3,485	9,342
April	6,226	3,999	10,225
May	7,380	5,715	13,095
June	8,046	7,052	15,098
July	8,895	7,689	16,584
August	9,291	7,898	17,189
September	9,356	7,789	17,145
Total	$64,786	$49,566	$114,352
_______________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
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
Stock Distributions
In April 2016, the board of directors of the Company approved a special stock distribution to all common stockholders of record on the close of business on the earlier of: (a) the date by which the Company raises $100 million pursuant to the Offering and (b) December 31, 2016. On January 4, 2017, the Company issued the stock distribution to stockholders of record as of December 31, 2016 in the amount of 38,293, 14,816 and 3,676 Class A Shares, Class T Shares and Class I Shares, respectively, based on 5.0% of the outstanding shares of each share class. On December 31, 2016, the Company reduced its retained earnings by the par value of the Class A Shares, Class T Shares and Class I Shares declared to be issued or $383, $148 and $37, respectively.
In November 2016, the board of directors of the Company authorized an additional special stock distribution to all stockholders of record of Class A Shares, Class T Shares and Class I Shares on the close of business on the earlier of: (a) the date on which the Company raises $25 million from the sale of shares pursuant to the Offering or (b) a date determined in the Company’s management’s discretion, but in any event no earlier than January 1, 2017 and no later than December 31, 2017, in an amount equal in value to 10.0% of the current gross offering price of each issued and outstanding Class A Share, Class T Share and Class I Share on the applicable date. The Company received and accepted subscriptions in the Offering in an aggregate amount in excess of $25 million on May 16, 2017, which became the record date. On May 22, 2017, the Company issued the stock distribution to stockholders of record as of May 16, 2017 in the amount of 133,341, 130,752 and 8,672 Class A Shares, Class T Shares and Class I Shares, respectively. In May 2017, the Company reduced its retained earnings by the par value of the Class A Shares, Class T Shares and Class I Shares declared to be issued or $1,333, $1,308 and $87, respectively.
The Company has retroactively adjusted net income (loss) per share and distributions declared per share data for the three and nine months ended September 30, 2016 to reflect the impact of the stock distributions. No selling commissions or dealer manager fees were paid in connection with the shares issued from the special stock distributions.

8.	Non-controlling Interest
Operating Partnership
Non-controlling interest includes the special limited partnership interest in the Operating Partnership held by the Special Unit Holder and is recorded as its non-controlling interest on the consolidated balance sheets as of September 30, 2017 and December 31,

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2016. Income (loss) attributable to the non-controlling interest is based on the Special Unit Holder’s share of the Operating Partnership’s income (loss) and was a de minimus amount for the three and nine months ended September 30, 2017 and 2016.
Other
Other non-controlling interest represents third party equity interest in ventures that are consolidated within the Company’s financial statements. Net income attributable to the other non-controlling interest holders was approximately $369,619 for the three and nine months ended September 30, 2017. There was no net income attributable to the other non-controlling interest holders for the three and nine months ended September 30, 2016.

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
As of September 30, 2017, the fair value of the Company’s investment in an unconsolidated venture was $5.5 million. As the Company utilizes NAV to determine fair value as a practical expedient, the Company will not present its investment in 1285 AoA within the fair value hierarchy.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments(2)(3)	$35,000,000	$34,811,111	$35,000,000	$—	$—	$—
____________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)
Includes a $15.0 million mezzanine loan interest acquired through joint ventures with affiliates of RXR and an unaffiliated third party. The Company’s proportionate interest of the loan is 63.3%, representing $9.5 million of the principal amount. The Company consolidates the investment and records a non-controlling interest for the ownership of RXR and the unaffiliated third party.

(3)
Includes a $20.0 million mezzanine loan interest, net of unamortized origination fee, originated through a joint venture with an affiliate of RXR. The Company’s proportionate interest of the loan is 60.0%, representing $12.0 million of the principal amount. The Company consolidates the investment and records a non-controlling interest for the ownership of RXR.

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
Real Estate Debt Investments
For the CRE debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment. Fair value was determined assuming fully-extended maturity regardless of structural or economic tests required to achieve such extended maturity. As of the reporting date, the Company believes the principal amount approximates fair value. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.

10.	Segment Reporting
The Company currently conducts its business through the following three segments, which are based on how management reviews and manages its business:

•	Commercial Real Estate Debt - CRE debt investments may include subordinate loans and participations in such loans and preferred equity interest.

•
Commercial Real Estate Equity - CRE equity investments will primarily be high-quality commercial real estate concentrated in the New York metropolitan area with a focus on office and mixed-use properties and a lesser emphasis on multifamily properties. These investments may include direct and indirect ownership in real estate and real estate assets that may or may not be structurally senior to a third party partner’s equity.

•	Corporate - The corporate segment includes corporate level asset management and other fees - related party and general and administrative expenses.
The presentation of the Company’s segment reporting includes investments held directly or indirectly through joint ventures.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present selected results of operations of the Company’s segments for the three and nine months ended September 30, 2017:

Three Months Ended September 30, 2017	Real Estate Debt	Real Estate Equity	Corporate	Total
Interest income	$776,291	$—	$—	$776,291
Other income	—	—	14,901	14,901
Transaction costs	(24,514)	—	—	(24,514)
Asset management and other fees - related party	—	—	(71,327)	(71,327)
General and administrative expenses	(12,310)	—	(95,779)	(108,089)
Income (loss) before equity in earnings (losses) of unconsolidated venture	739,467	—	(152,205)	587,262
Equity in earnings (losses) of unconsolidated venture	—	45,136	—	45,136
Net income (loss)	$739,467	$45,136	$(152,205)	$632,398

Nine Months Ended September 30, 2017	Real Estate Debt	Real Estate Equity	Corporate	Total
Interest income	$1,015,787	$—	$—	$1,015,787
Other income	—	—	42,636	42,636
Transaction costs	(130,134)	—	—	(130,134)
Asset management and other fees - related party	—	—	(144,084)	(144,084)
General and administrative expenses	(14,245)	—	(249,266)	(263,511)
Income (loss) before equity in earnings (losses) of unconsolidated venture	871,408	—	(350,714)	520,694
Equity in earnings (losses) of unconsolidated venture	—	494,963	—	494,963
Net income (loss)	$871,408	$494,963	$(350,714)	$1,015,657

The following table presents total assets by segment as of September 30, 2017 and December 31, 2016:

Total Assets	Real Estate Debt	Real Estate Equity	Corporate(1)	Total
September 30, 2017 (Unaudited)	$35,073,139	$5,533,264	$4,903,575	$45,509,978
December 31, 2016	—	5,173,075	5,472,068	10,645,143
_______________________________________

(1)	Includes cash and cash equivalents, unallocated receivables, and other assets, net.

11.	Subsequent Events
Common Stock from Primary Offering
For the period from October 1, 2017 through November 9, 2017, the Company issued 133,894 Class A Shares, 233,520 Class T Shares and 20,329 Class I Shares, representing gross proceeds of $1.3 million, $2.2 million and $0.2 million, respectively.
Distributions
On November 9, 2017, the board of directors of the Company approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended March 31, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.

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
Introduction
We were formed to acquire a high-quality commercial real estate, or CRE, portfolio concentrated in the New York metropolitan area, and in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. We intend to complement this strategy by originating and acquiring: (i) CRE debt, including subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. We were formed on March 21, 2014 as a Maryland corporation and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with our taxable year ended December 31, 2016.
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
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of September 30, 2017, Colony NorthStar had approximately $57.1 billion of assets under management, including Colony NorthStar’s balance sheet investments and third party managed investments.
We are sub-advised by RXR NTR Sub-Advisor LLC, or our Sub-advisor, a Delaware limited liability company and a subsidiary of our other co-sponsor, RXR Realty LLC, or RXR. RXR is a New York-based, approximately 450-person, vertically integrated real estate operating and development company with expertise in a wide array of value creation activities, including distressed investments, uncovering value in complex transactions, structured finance investments and real estate development. RXR’s core growth strategy is focused on New York City and the surrounding tri-state area markets. The RXR platform manages 74 commercial real estate properties and investments with an aggregate gross asset value of approximately $17.7 billion, comprising approximately 23.7 million square feet of commercial operating properties and approximately 6,000 multifamily and for sale units in various stages of development in the New York Metropolitan area as of September 30, 2017, adjusted for transactions through October 18, 2017. Gross asset value compiled by RXR in accordance with company’s fair value measurement policy and is comprised of capital invested by RXR and its partners, as well as leverage.
Our Advisor and Sub-advisor are collectively referred to as our Advisor Entities. We, our Advisor and our Sub-advisor entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to our Sub-advisor. Colony NorthStar and RXR are each referred to as a Co-sponsor and collectively as our Co-sponsors.
Our primary investment types will be as follows:

•
Commercial Real Estate Equity - Our CRE equity investments will primarily be high-quality commercial real estate concentrated in the New York metropolitan area with a focus on office and mixed-use properties and a lesser emphasis on multifamily properties. These investments may include direct and indirect ownership in real estate and real estate assets that may or may not be structurally senior to a third party partner’s equity.

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
On March 28, 2014, as part of our formation, we issued 16,667 shares of common stock to NorthStar Realty, which is now a subsidiary of Colony NorthStar, and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A common stock, or the Class A Shares. On February 9, 2015, our registration statement on Form S-11 with the U.S. Securities and Exchange Commission, or SEC, was declared effective to offer a minimum of $2.0 million and a maximum of $2.0 billion in shares of common stock in a continuous, public offering, of which up to $1.8 billion was offered pursuant to our primary offering, or Primary Offering, at a purchase price of $10.1111 per Class A Share and $9.5538 per share of Class T common stock, or the Class T Shares, and up to $200.0 million pursuant to our distribution reinvestment plan, or our DRP, at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share.
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
From inception through November 9, 2017, we raised total gross proceeds of $36.7 million pursuant to our Offering, including gross proceeds of $96,236 pursuant to our DRP.
Our Investments
The following table presents our investments as of September 30, 2017:

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
Commercial Real Estate Equity
Overview
Our CRE equity investments are expected to be primarily high-quality commercial real estate concentrated in the New York metropolitan area with a focus on office and mixed-use properties and a lesser emphasis on multifamily properties. These investments may include direct and indirect ownership in real estate and real estate assets that may or may not be structurally senior to a third party partner’s equity.

Our Portfolio
As of September 30, 2017, our CRE equity investment portfolio consisted of an approximately 1.0% unconsolidated non-controlling interest in a 1.8 million square foot Class-A office building located at 1285 Avenue of the Americas, or 1285 AoA, in midtown Manhattan. The remainder of the building is owned by institutional investors and funds affiliated with our Co-sponsor, RXR. As of September 30, 2017, 1285 AoA was 100% occupied with a weighted average lease term of 10.9 years.
The following table presents our real estate property investment through an unconsolidated venture as of September 30, 2017:

Property Type	Number of Properties	Gross Cost(1)	Carrying Value(2)	Capacity		Primary Locations
Class-A Office Building	1	$11,030,895	$5,533,264	1,790,570	square feet	New York, NY
_______________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets of the unconsolidated venture.

(2)	Represents the fair value of our equity investment in the unconsolidated venture.
Commercial Real Estate Debt
Our CRE debt investments may include subordinate loans and participations in such loans and preferred equity interests.
In May 2017, we, through a subsidiary of NorthStar/RXR Operating Partnership, LP, or our Operating Partnership, completed the acquisition of a $9.5 million interest in a $15.0 million mezzanine loan through a joint venture with RXR Real Estate Value Added Fund - Fund III LP, or together with its parallel funds, VAF III, an affiliate of RXR who acquired a $0.5 million interest in the loan, and an unaffiliated third party, who originated the loan and retained the remaining $5.0 million interest in the loan. The loan is secured by a pledge of an ownership interest in a retail development project located in Times Square, New York. The loan bears interest at a floating rate of 9.25% over the one-month London Interbank Offered Rate, or LIBOR, and had an initial maturity in November 2017, with two one-year extension options available to the borrower. In September 2017, the borrower exercised its right to extend the term of the loan until November 2018.
In August 2017, we, through a subsidiary of our Operating Partnership, completed the origination of a $12.0 million pari passu interest in a $20.0 million mezzanine loan, secured by a pledge of an ownership interest in a luxury condominium development project located in the West Village of New York City. We completed the investment through a partnership with VAF III, which contributed the remaining $8.0 million of the loan origination. The loan bears interest at a floating rate of 9.5% over the one-month LIBOR, with a LIBOR ceiling of 1.5%. The loan had a 1.0% origination fee and has an initial term of three years, with two one-year extension options available to the borrower.
The following table presents a summary of our CRE debt investments as of September 30, 2017:

Investment Type:	Count	Principal Amount(1)	Carrying Value(2)	Spread over LIBOR(3)
Mezzanine loans	2	$21,500,000	$21,386,667	9.39%
_______________________________________

(1)	Represents our proportionate share of the mezzanine loan principal underlying our real estate debt investments.

(2)	Represents our proportionate share of the carrying value of our real estate debt investments, net of unamortized origination fee.

(3)	Represents weighted average spread over LIBOR, based on principal amount.
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

Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. The Federal Reserve’s June 2017 decision to raise the federal funds rate for the fourth time in almost a decade reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief that the labor market is close to or already at full employment, resulting in wage growth and consumer confidence. The Bureau of Economic Analysis revised U.S. real gross domestic product to an increase of 3.1% in the second quarter, and released an advance estimate of a 3.0% increase in the third quarter, driven by strong consumer spending, nonresidential fixed investment and exports (source: Bureau of Economic Analysis). Although some market participants believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, significant increases across long-term rates have yet to materialize, as the 10-year Treasury note rate remained steady at 2.33% at quarter-end, reflecting the market’s belief in a conservative longer-run inflation rate while the economy continues to strengthen (source: YCharts).
With major stock indexes at all-time highs and corporate earnings generally exceeding estimates, investor sentiment reflects increased confidence in the global economy. The markets have reacted positively since the U.S. presidential election, with the S&P 500 up 18.2% and the ten-year Treasury note’s yield up 27.2% (source: Yahoo Finance). While difficult to know for certain, it appears the markets have concluded the combination of a Trump presidency and a Republican-controlled Congress will lead to higher growth and more government spending (primarily on infrastructure and defense), less regulation (particularly on financial services institutions) and lower taxation (particularly on corporations). While some market participants believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, we expect real estate prices and returns to remain attractive.
New York
We believe the New York real estate market remains poised for growth, as a rising population and improving labor market are bolstered by a renewed focus on infrastructure spending from all levels of government. The U.S. Census Bureau’s most recent estimate indicates the City’s population was approximately 8.5 million as of July 2016, which represents an increase of approximately 4.4% over the April 2010 decennial census, equaling a pace of growth not witnessed since the 1920’s (source: U.S. Census Bureau). The New York City labor market also remains strong and continues to retain approximately 4.4 million non-farm jobs (source: New York State Department of Labor). New York City also hit a milestone in the third quarter as financial services employment reached its pre-financial crisis level, while New York City’s unemployment rate increased to 5.0% in September (source: New York State Department of Labor). Although a comprehensive infrastructure plan has yet to emerge, it remains a priority of the Trump administration, and the U.S. Senate Minority Leader, a Democratic senator representing New York, has also expressed strong support for infrastructure spending. In the interim, New York City is already undergoing a large-scale transformation through significant public infrastructure investments, including the opening of the first subway expansion funded by New York City in 60 years, the connection of the Long Island Railroad with Grand Central Terminal and major improvements to local bridges, tunnels, harbors and airports. In addition, New York City has a number of “shovel ready” projects poised to attract investment, including the redevelopment of LaGuardia Airport and Governor Andrew Cuomo’s proposed redevelopment of John F. Kennedy Airport. We believe the combination of population growth, the expanding labor market and public infrastructure spending may reinforce New York City’s competitive advantages and support continued private sector growth.
We believe the New York City office market is in a state of equilibrium and the New York metropolitan area will remain a strong market for commercial real estate investing in the United States. New York City continues to attract strong international investment in real estate and a disproportionate share of foreign capital flows as compared to other major U.S. cities. More than half of the investment volume to date in 2017 was attributable to overseas capital, nearly doubling the rolling 10-year proportionate share of investment volume of 27.8%. Overall investment sales activity in Manhattan was $4.3 billion in the third quarter and totaled approximately $15.1 billion through the first three quarters of the year. This represents a significant decline compared to the quarterly average of $11.2 billion recorded from 2015 through the second quarter of 2017 (source: JLL New York Q3 2017 Quarterly Office Outlook). Although we believe it is unlikely investment sales activity in 2017 will approach the historically high levels of 2015 and 2016, potential sales reported to be currently under contract or in the pipeline could result in a healthy increase in quarter-over-quarter sales activity.
Office Markets
Demand across the three main office submarkets within Manhattan (Midtown, Midtown South and Downtown) continues to remain strong, as Manhattan’s average office asking rents have increased 4.7% per annum over the past five years and now exceed the previous market peak reached in 2008 on a per square foot basis (source: Newmark Knight Frank Manhattan 3Q17 Office Market Report). Furthermore, Manhattan’s vacancy rate decreased by 20 basis points in the third quarter to 9.0%, achieving the lowest vacancy rate of the year. The third quarter also ended with positive net leasing absorption of approximately 2.3 million square feet, marking the second consecutive quarter of positive absorption in all three major sub-markets (source: Cushman & Wakefield MarketBeat Manhattan Office Q3 2017 Report).

We believe the three main office submarkets are dynamic and may operate independently. In 2016, tenants that relocated in New York City generally sought the highest quality buildings with the most efficient layouts, up-to-date infrastructure, the best available amenities and the best access to public transportation. We expect to see office inventory increase by approximately 15 million square feet over the next five years. Most of this supply will be concentrated in Hudson Yards on the far West Side of Manhattan, at the World Trade Center site in Lower Manhattan and in a handful of other locations in Midtown. We believe the growth of office-using jobs, as well as the ongoing conversion of obsolete office buildings to other uses, will continue to absorb this new supply.
Urban Suburban Markets
RXR has traditionally been a significant player in the New York City suburbs, and we continue to expect to find two main types of attractive investment opportunities in these markets. First, we expect that traditional residential and commercial suburban assets within transit oriented downtowns may see increased demand, as the broader economy recovers and employment improves resulting in the growth of small- and medium-sized service businesses inherent to such suburban markets. In addition, we expect that demand may increase as individuals and companies find themselves priced out of core New York City markets (and, potentially, certain outer borough locations), but continue to desire proximity to the many strengths of the metropolitan region. Second, we believe that a new type of low-density suburban product may prove increasingly desirable to both young people, who seek an urban lifestyle yet appreciate the benefits of the suburbs, and retiring baby boomers, who no longer have the financial and physical wherewithal to maintain large suburban residences and who likely find car-dependent lifestyles more challenging.
New York Metropolitan Area Residential Markets
The Manhattan housing market showed more signs of improvement, with increased sales activity and record pricing in sub-markets that have not experienced significant new development activity. However, sellers and landlords have continued to show a willingness to discount asking prices and rents to secure sales and leases. The number of new Manhattan leases fell year over year for the first time since February, signaling the effectiveness of landlord concessions may have reached their limit. Net effective median rent (rent net of concessions) decreased 0.4% from the same period last year. We believe that the amount of supply and construction at the ultra-luxury end continues to weigh on the market, though there was a 1.0% year-over-year increase in median rents and a 3.2% third quarter increase in median rents for the top 10% of luxury product (source: Douglas Elliman September 2017 Manhattan, Brooklyn & Queens Rentals Report).
We still observe a persistent lack of supply and inventory growth for renters and buyers seeking more affordable options. Brooklyn, New York’s most populous borough with 2.6 million residents, has seen a migration of renters along transportation corridors whose median rents are $650 less than Manhattan. Long Island is faced with an aging supply of multifamily homes: there has been little housing built in the last decade. Westchester also suffers from a limited supply of rental apartments. With the high costs of Manhattan housing and $36 billion of transportation infrastructure development planned in the next two to three years, we believe there will be a significant increase in demand in the surrounding housing markets including Brooklyn, Long Island and Westchester (source: Douglas Elliman September 2017 Manhattan, Brooklyn & Queens Rentals Report).
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

We expect to use the net proceeds from our continuous, public offering of a maximum of $2.0 billion in shares of common stock, in any combination of Class A Shares, Class T Shares, Class I Shares and proceeds from other financing sources to carry out our primary business objectives of acquiring, originating and managing our investment portfolio.
The following table presents our investment activity for the nine months ended September 30, 2017 and from inception through November 9, 2017:

	Nine Months Ended	From Inception through
Investment Type:	September 30, 2017	November 9, 2017
Real estate equity(1)	$—	$11,030,895
CRE Debt(2)	21,500,000	21,500,000
Total	$21,500,000	$32,530,895
_______________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(2)	Represents our proportionate share of the mezzanine loan principal underlying our investments in real estate debt.
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
Although we will have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our assets (including cash and cash equivalents and excluding indirect leverage held through our unconsolidated joint venture investments), other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We will use leverage for the sole purpose of financing our investments and diversifying our equity and we will not employ leverage to speculate on changes in interest rates. We also will seek assignable financing when available. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments, although it may exceed this level during our organization and offering stage. As of September 30, 2017, we had not incurred any leverage.
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
Each of our debt investments is secured by CRE collateral and requires customized portfolio management and servicing strategies for dealing with potential credit situations. The business plan may necessitate a lease reserve or interest or other reserves, whether through proceeds from our loans, borrowings, offering proceeds or otherwise, to support lease payments or debt service and capital expenditures during the implementation of the business plan. There may also be a requirement for the borrower, tenant/operator, guarantor or us, to refill these reserves should they become deficient during the applicable period for any reason.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2017 to September 30, 2016:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Interest income	$776,291	$—	$776,291	100.0%
Other income	14,901	—	14,901	100.0%
Total revenues	791,192	—	791,192	100.0%
Expenses
General and administrative expenses	108,089	39,771	68,318	171.8%
Asset management and other fees - related party	71,327	15,292	56,035	366.4%
Transaction costs	24,514	—	24,514	100.0%
Total expenses	203,930	55,063	148,867	270.4%
Income (loss) before equity in earnings (losses) of unconsolidated venture	587,262	(55,063)	642,325	1,166.5%
Equity in earnings (losses) of unconsolidated venture	45,136	15,029	30,107	200.3%
Net income (loss)	$632,398	$(40,034)	$672,432	1,679.7%
Revenues
Interest income
Interest income represents income earned on CRE debt investments acquired and originated during the second and third quarters of 2017, respectively.
Other income
Other income is earned from cash invested in highly-liquid investments with a maturity of three months or less.
Expenses
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. Transaction costs of approximately $25,000 for the three months ended September 30, 2017 are a result of costs associated with our investments in real estate debt. There were no transaction costs incurred for the three months ended September 30, 2016.

Asset Management and Other Fees - Related Party
Asset management and other fees - related party consists of asset management fees on our invested assets.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor Entities on our behalf in accordance with our advisory and sub-advisory agreements. The reimbursable operating expenses increased in 2017 as a result of higher average invested assets.
Equity in Earnings (Losses) of Unconsolidated Venture
Equity in earnings (losses) of unconsolidated venture represents dividends received of approximately $38,000 and an increase in the fair value of our unconsolidated investment of approximately $7,000 as a result of an increase in working capital.
Comparison of the Nine Months Ended September 30, 2017 to September 30, 2016:

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Interest income	$1,015,787	$—	$1,015,787	100.0%
Other income	42,636	—	42,636	100.0%
Total revenues	1,058,423	—	1,058,423	100.0%
Expenses
General and administrative expenses	263,511	59,901	203,610	339.9%
Asset management and other fees - related party	144,084	132,460	11,624	8.8%
Transaction costs	130,134	—	130,134	100.0%
Total expenses	537,729	192,361	345,368	179.5%
Income (loss) before equity in earnings (losses) of unconsolidated venture	520,694	(192,361)	713,055	370.7%
Equity in earnings (losses) of unconsolidated venture	494,963	11,408	483,555	4,238.7%
Net income (loss)	$1,015,657	$(180,953)	$1,196,610	661.3%
Revenues
Interest income
Interest income represents income earned on CRE debt investments acquired and originated during the second and third quarters of 2017, respectively.
Other income
Other income is earned from cash invested in highly-liquid investments with a maturity of three months or less.
Expenses
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. Transaction costs of $0.1 million for the nine months ended September 30, 2017 are a result of costs associated with our investments in real estate debt. There were no transaction costs incurred for the nine months ended September 30, 2016.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party consists of asset management fees on our invested assets.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor Entities on our behalf in accordance with our advisory and sub-advisory agreements. The reimbursable operating expenses increased in 2017 as a result of higher average invested assets.
Equity in Earnings (Losses) of Unconsolidated Venture
Equity in earnings (losses) of unconsolidated venture represents dividends received of approximately $135,000 and an increase in the fair value of our unconsolidated investment of approximately $360,000 as a result of an early tenant lease extension.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating activities and to make distributions. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We may access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of November 9, 2017, we had $7.8 million of investable cash.
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
We elected to be taxed as a REIT and to operate as a REIT commencing with our taxable year ended December 31, 2016. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare daily distributions and pay distributions on a monthly basis. We have not established a minimum distribution level.

Cash Flows
The following presents our consolidated statement of cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
Cash flow provided by (used in):
Operating activities	$533,779	$(147,268)	$681,047
Investing activities	(29,800,000)	(1,900,000)	(27,900,000)
Financing activities	29,193,051	1,803,527	27,389,524
Net increase (decrease) in cash and cash equivalents	$(73,170)	$(243,741)	$170,571
Nine Months Ended September 30, 2017 Compared to September 30, 2016
Operating Activities
Net cash provided by operating activities of approximately $534,000 for the nine months ended September 30, 2017, primarily related to interest income earned on our CRE debt investments and distributions received from 1285 AoA, partially offset by asset management fees and other operating expenses. Net cash used in operating activities of approximately $147,000 for the nine months ended September 30, 2016, primarily related to asset management and acquisition fees incurred as a result of our investment in 1285 AoA as well as other operating expenses.
Investing Activities
Net cash used in investing activities of $29.8 million for the nine months ended September 30, 2017, related to the acquisition and origination of two CRE debt investments. Net cash used in investing activities of $1.9 million for the nine months ended September 30, 2016, related to our initial investment in 1285 AoA.
Financing Activities
Net cash provided by financing activities of $29.2 million and $1.8 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, related to proceeds from the issuance of common stock, partially offset by distributions paid on our common stock.
Off-Balance Sheet Arrangements
As of September 30, 2017, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made an investment in an unconsolidated venture. Refer to Note 3, “Investment in Unconsolidated Venture” in Item 1. “Financial Statements” for a discussion of such unconsolidated venture in our consolidated financial statements. Our exposure to loss is limited to the carrying value of our investment.

Related Party Arrangements
Advisor Entities
Subject to certain restrictions and limitations, our Advisor Entities are responsible for managing our affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on our behalf. Our Advisor Entities may delegate certain of their obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to the Advisor Entities include the Advisor Entities and any such affiliated entities. For such services, to the extent permitted by law and regulations, our Advisor Entities receive fees and reimbursements from us, of which our Sub-advisor generally receives 50% of all fees and up to 25% of all reimbursements. Pursuant to the advisory agreement, the advisor may defer or waive fees in its discretion.
We entered into advisory and sub-advisory agreements with our Advisor Entities, which each have a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor Entities and our board of directors, including a majority of our independent directors. In February 2017, our Advisor amended and restated its advisory agreement, or the Amended Advisory Agreement, with us for a term ending June 30, 2017, which eliminated the acquisition fees and disposition fees payable to our Advisor Entities, and reduced the monthly asset management fee payable to our Advisor Entities from one-twelfth of 1.25% to one-twelfth of 1.0% (as discussed further below). On March 17, 2017, we entered into a second amended and restated sub-advisory agreement for a term ending June 30, 2017, which reflected the amendments to the fees in the Amended Advisory Agreement. In June 2017, the Amended Advisory Agreement and the sub-advisory agreement were renewed for an additional one-year term commencing on June 30, 2017, with terms identical to those in effect through June 30, 2017.
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
Dealer Manager
Selling Commissions, Dealer Manager Fees and Distribution Fees
Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from the sale of Class A Shares and up to 2.0% of the gross proceeds from the sale of Class T Shares issued in our Primary Offering, all of which are reallowed to participating broker-dealers. We pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A Shares and up to 2.75% of the gross proceeds from the sale of Class T Shares issued in our Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager. No selling commissions or dealer manager fees are paid for the sale of Class I Shares. Our Dealer Manager may enter into participating dealer agreements that provide for our Dealer Manager to pay a distribution fee of up to 2.0% over a maximum eight-year period in connection with the sale of Class I Shares in the Primary Offering. We will not reimburse the Dealer Manager for its payment of these fees and such fees will be subject to the limitations on underwriting compensation under applicable Financial Industry Regulatory Authority, Inc. rules.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor Entities and our Dealer Manager for the nine months ended September 30, 2017 and the amount due to related party as of September 30, 2017 and December 31, 2016:

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Nine Months Ended September 30, 2017		Due to Related Party as of September 30, 2017
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$619	$144,084	$117,594	$27,109
Reimbursements to Advisor Entities
Operating costs(1)	General and administrative expenses	56,075	130,448	126,561	59,962
Organization(2)	General and administrative expenses	1,436	11,161	10,193	2,404
Offering(2)	Cost of capital(3)	27,174	212,060	193,679	45,555
Selling commissions	Cost of capital(3)	—	828,700	828,700	—
Dealer Manager Fees	Cost of capital(3)	—	607,783	607,783	—
Distribution Fees	Cost of capital(3)	143,526	11,202	60,730	93,998
Total		$228,830	$1,945,438	$1,945,240	$229,028
_______________________________________

(1)	As of September 30, 2017, our Advisor Entities have incurred unreimbursed operating costs on our behalf of $12.2 million that remain eligible to allocate to us.

(2)	As of September 30, 2017, our Advisor Entities have incurred unreimbursed organization and offering costs on our behalf of $5.6 million that remain eligible to allocate to us.

(3)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.
Distribution Support Agreement
Pursuant to our Distribution Support Agreement, NorthStar Realty, which is now a subsidiary of Colony NorthStar, and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of our common stock at a current offering price for Class A Shares, net of selling commissions and dealer manager fees, if cash distributions exceed MFFO (as computed in accordance with the definition established by the IPA, and adjusted for certain items) to provide additional funds to support distributions to our stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of our Class A Shares for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. From inception through September 30, 2017, pursuant to the Distribution Support Agreement, NorthStar Realty and RXR agreed to purchase an additional 2,399 and 800 shares of our Class A Shares, respectively, for an aggregate amount of approximately $29,000.
In November 2016, our board of directors amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the primary portion of the Offering.
Investments
We expect to acquire more than a majority of our investments through joint venture arrangements with VAF III, an institutional real estate investment fund affiliated with RXR, or future funds or investment entities advised by affiliates of RXR. The Chief Executive Officer of RXR is a member of our board. As of September 30, 2017, all of our investments were structured through joint venture arrangements with VAF III.
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
In March 2017, Colony NorthStar, through an affiliate, committed $25.0 million to VAF III, an affiliate of RXR, for the purposes of investing in commercial real estate located in New York City. As of September 30, 2017, Colony NorthStar had funded $7.6 million to VAF III, and has a remaining unfunded commitment of $17.4 million.

Sub-advisor Fees
Affiliates of our Sub-advisor provide leasing and management services for the property underlying our unconsolidated venture investment in 1285 AoA. For the nine months ended September 30, 2017, our indirect share of management fees incurred by the unconsolidated venture was approximately $35,000. Refer to Note 3, “Investment in Unconsolidated Venture” in Item 1. “Financial Statements” for further discussion.
Recent Developments
Common Stock from Primary Offering
For the period from October 1, 2017 through November 9, 2017, we issued 133,894 Class A Shares, 233,520 Class T Shares and 20,329 Class I Shares, representing gross proceeds of $1.3 million, $2.2 million and $0.2 million, respectively.
Distributions
On November 9, 2017, our board of directors approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended March 31, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Inflation
Some of our assets and liabilities may be exposed to inflation risk. We expect that substantially all of our leases will allow for annual rent increases based on the relevant consumer price index or other lease provisions and will include operating expense reimbursements. Such leases generally minimize the risks of inflation on our office, mixed-use and multifamily properties. Our CRE debt investments are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. A change in interest rates may correlate with the inflation rate.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Funds from operations:
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$345,216	$(40,034)	$646,038	$(180,900)
FFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$345,216	$(40,034)	$646,038	$(180,900)
Modified funds from operations:
FFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$345,216	$(40,034)	$646,038	$(180,900)
Adjustments:
Acquisition fees and transaction costs	24,514	—	130,134	110,098
Amortization of origination fee on real estate debt investment	(11,111)	—	(11,111)	—
Changes to fair value of unconsolidated venture	(7,129)	(7,875)	(360,189)	(4,254)
MFFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$351,490	$(47,909)	$404,872	$(75,056)
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From May 16, 2016 through September 30, 2017, we paid an annualized distribution amount of $0.10 per share of our common stock (not adjusted for the retroactive impact of the stock distributions issued in January and May 2017). In the third quarter, our board of directors approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended December 31, 2017, less the distribution fees that are payable with respect to Class T Shares. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the nine months ended September 30, 2017 and year ended December 31, 2016:

	Nine Months Ended September 30, 2017		Year Ended December 31, 2016
Distributions(1)
Cash	$64,786		$19,345
DRP	49,566		4,582
Total	$114,352		$23,927

Sources of Distributions
Funds from Operations	$114,352	100%	$23,927	(2)	100%

Offering proceeds - Distribution support	—	—%	—	(3)	—%
Offering proceeds - Other	—	—%	—	(3)	—%
Total	$114,352	100%	$23,927		100%

Cash Flow Provided by (Used in) Operations	$533,779		$(264,000)
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
Excluding an unrealized gain of $0.9 million related to an increase in fair value of our unconsolidated venture, Funds from Operations would be less than distributions declared and paid for the year ended December 31, 2016.

(3)
Excluding the effect of the unrealized gain described in footnote (2) above, the distributions declared and paid for the year ended December 31, 2016 were paid from offering proceeds received from Colony NorthStar and RXR pursuant to our Distribution Support Agreement and other offering proceeds totaling $16,085 and $7,842, respectively.

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
Interest Rate Risk
We may be exposed to changes in interest income from our investments in real estate debt. Our CRE debt investments bear interest at floating rates. The interest rates on our floating-rate assets are fixed spreads over the one-month LIBOR and reprice every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.
Credit Spread Risk
The value of our floating-rate investments also changes with market credit spreads. This means that when market-demanded risk premium, or credit spread, increases, the value of our floating-rate assets decreases and vice versa. The floating-rate CRE debt investments are valued based on a market credit spread over the applicable LIBOR. Demand for a higher yield on investments results in higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or “tighten,” the value of these assets should increase.
Credit Risk
Credit risk in our CRE debt investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor Entities’ comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2017, two debt investments contributed more than 10% of interest income.
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
Our organizational documents permit us to pay distributions to our stockholders from any source, including offering proceeds, borrowings, our Advisor’s or Sub-advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our offering and we may continue to do so in the future. Until the proceeds from our offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. We began generating cash flow from operations on May 20, 2016, the date of our first investment. However, in the earlier part of this offering, we expect that all of our distributions will be paid from the proceeds from this offering, including the proceeds from the purchase of shares by Colony NorthStar and RXR pursuant to the distribution support agreement. For the period from inception through September 30, 2017, we declared distributions of $138,279, of which 100% were paid using proceeds from the Offering, including the purchase of additional shares by Colony NorthStar and RXR.
Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, NorthStar Realty and RXR have agreed to purchase up to $10.0 million of shares of Class A Shares at $9.10 per share (which includes $2.0 million of Class A Shares purchased by NorthStar Realty and RXR to satisfy the minimum offering amount) to provide additional cash to support distributions to our stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions from sources other than our cash flow from operations, including offering proceeds, and as a result we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and your overall return may be reduced.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2017, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.
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
On December 23, 2015, we satisfied the minimum offering amount in our Primary Offering as a result of NorthStar Realty and RXR purchasing $1.5 million and $0.5 million in Class A Shares, respectively, at $9.10 per share.
In April 2016, our board of directors approved a special stock distribution to all common stockholders of record on the close of business on the earlier of: (a) the date by which we raise $100.0 million pursuant to the Offering and (b) December 31, 2016. On January 4, 2017, we issued the stock distribution to stockholders of record as of that date in the amount of 38,293, 14,816 and 3,676 Class A Shares, Class T Shares and Class I Shares, respectively, equal to 5.0% of the outstanding shares of each share class. On December 31, 2016, we reduced our retained earnings by the par value of Class A Shares, Class T Shares and Class I Shares declared to be issued, which was $383, $148 and $37, respectively. No selling commissions or dealer manager fees were paid in connection with the issuance of the special stock distributions.
In November 2016, our board of directors determined to extend the Offering for one year to February 9, 2018. Our board has the right to further extend or terminate the Offering at any time, as permitted by applicable law and regulation.
In November 2016, our board of directors authorized an additional special stock distribution to all stockholders of record of Class A Shares, Class T Shares and Class I Shares on the close of business on the earlier of: (a) the date on which we raise $25 million from the sale of shares pursuant to the Offering or (b) a date determined in our management’s discretion, but in any event no earlier than January 1, 2017 and no later than December 31, 2017, in an amount equal in value to 10.0% of the current gross offering price of each issued and outstanding Class A Share, Class T Share and Class I Share on the applicable date. We received and accepted subscriptions in the Offering in an aggregate amount in excess of $25 million on May 16, 2017, which became the record date. On May 22, 2017, we issued the stock distribution to stockholders of record as of May 16, 2017 in the amount of 133,341, 130,752 and 8,672 Class A Shares, Class T Shares and Class I Shares, respectively. No selling commissions or dealer manager fees were paid in connection with the issuance of the special stock distributions.
As of September 30, 2017, we issued the following shares of common stock and raised the following gross proceeds in connection with our Offering (in thousands):

	Shares	Proceeds
Primary Offering	3,386	$32,829
DRP	5	46
Total	3,391	$32,875
For the period from the commencement of our Offering through September 30, 2017, we issued 3.4 million shares of common stock generating total gross proceeds of $32.9 million pursuant to our Offering, including $46,359 of gross proceeds pursuant to our DRP.
From the commencement of our Offering through September 30, 2017, we incurred $1.2 million in selling commissions, $0.8 million in dealer manager fees, $0.2 million in distribution fees and $0.3 million in other offering costs in connection with the issuance and distribution of our registered securities and $1.5 million of these costs have been reallowed to third parties.
From the commencement of our Offering through September 30, 2017, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $30.4 million. From the commencement of our Offering through September 30, 2017, we used proceeds of $4.3 million to purchase an indirect interest in a real estate equity investment, $0.1 million to pay our Advisor Entities acquisition fees in connection with the purchase, $30.1 million to purchase indirect interests in real estate debt investments, and $0.3 million to pay transaction costs incurred in connection with the purchases.
As of September 30, 2017, our Advisor Entities incurred organization and offering costs of $5.8 million on our behalf.
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
As of September 30, 2017, we had no repurchase requests.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1
Second Articles of Amendment and Restatement of NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 5, 2015, and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 5, 2015, and incorporated herein by reference)

3.3
Articles Supplementary of NorthStar/RXR New York Metro Real Estate, Inc., dated October 19, 2016 (filed as Exhibit 3.3 to Pre-Effective Amendment No.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on October 20, 2016, and incorporated herein by reference)

3.4
Articles of Amendment to the Second Articles of Amendment and Restatement of NorthStar/RXR New York Metro Real Estate, Inc., dated June 26, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017, and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to the prospectus filed with the SEC pursuant to Rule 424(b)(3) on April 28, 2017, and incorporated herein by reference)
4.2
Second Amended and Restated Distribution Reinvestment Plan (included as Appendix C to the prospectus filed with the SEC pursuant to Rule 424(b)(3) on October 26, 2016, and incorporated herein by reference)

10.1
Partnership Agreement of RXR 11 Jane Venture JV, dated as of August 1, 2017, by and between 1285 Investor NT-NSR, LLC and RXR 11 Jane Vehicle LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2017, and incorporated herein by reference)

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
The following materials from the NorthStar/RXR New York Metro Real Estate, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Equity for the nine months ended September 30, 2017 (unaudited) and year ended December 31, 2016; (iv) Consolidated Statement of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements (unaudited).

_______________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthStar/RXR New York Metro Real Estate, Inc.
Date:	November 13, 2017	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Co-Chairman, Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer