Form 10-K
period 2017-12-31
NorthStar/RXR New York Metro Real Estate, Inc.
filed 2018-03-20
CIK 1603671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 333-200617
NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	46-5183321
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
590 Madison Avenue, 34th Floor, New York, NY 10022
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company had 2,088,464 shares of Class A common stock, $0.01 par value per share, 2,298,186 shares of Class T common stock, $0.01 par value per share, and 179,383 shares of Class I common stock, $0.01 par value per share, outstanding as of March 15, 2018.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor entities and our sponsors, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	our ability to successfully complete a continuous, public offering;

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to raise and deploy capital quickly and successfully and achieve a diversified portfolio consistent with our target asset classes;

•
our dependence on the resources and personnel of our advisor entities, our co-sponsors and their affiliates, including our advisor entities’ ability to source and close on attractive investment opportunities on our behalf;

•	the performance of our advisor entities, our co-sponsors and their affiliates;

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the impact of our co-sponsor’s recently announced disposition of our dealer manager;

•	the impact of our co-sponsor’s merger with NorthStar Realty Finance Corp. and Colony Capital, Inc.;

•	our advisor entities and their affiliates’ ability to attract and retain qualified personnel to support our operations and potential changes to key personnel providing management services to us;

•
our reliance on our advisor entities and their affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial fees to our advisor entities, the allocation of investments by our advisor entities and their affiliates among us and the other sponsored or managed companies and strategic vehicles of our co-sponsors and its affiliates, and various potential conflicts of interest in our relationship with our co-sponsors;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K within Item 1A. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

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
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of December 31, 2017, Colony NorthStar had approximately $42.7 billion of assets under management, including Colony NorthStar’s balance sheet investments and third party managed investments. We refer to the sponsored public retail-focused companies, private funds and any other companies Colony NorthStar and its affiliates manage, and may manage in the future, as the CLNS Managed Companies, both in the United States and internationally.
We are sub-advised by RXR NTR Sub-Advisor LLC, or our Sub-advisor, a Delaware limited liability company and a subsidiary of our other co-sponsor, RXR Realty LLC, or RXR. RXR is a New York-based, approximately 500-person vertically integrated real estate operating and development company with expertise in a wide array of value creation activities, including distressed investments, uncovering value in complex transactions, structured finance investments and real estate development. RXR’s core growth strategy is focused on New York City and the surrounding region. As of December 31, 2017, the RXR platform manages 72 commercial real estate properties and investments with an aggregate gross asset value of approximately $17.7 billion, comprising approximately 23.1 million square feet of commercial operating properties and approximately 6,300 multifamily and for sale units in various stages of development in the New York metropolitan area. Gross asset value is compiled by RXR in accordance with its fair value measurement policy and is comprised of capital invested by RXR and its partners, as well as leverage.
We, our Advisor and our Sub-advisor entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to our Sub-advisor. Our Advisor and Sub-advisor are collectively referred to as the Advisor Entities. Colony NorthStar and RXR are each referred to as a Co-sponsor and collectively as our Co-sponsors.
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
On March 28, 2014, as part of our formation, we issued 16,667 shares of common stock to a subsidiary of Colony NorthStar, and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A common stock, or the Class A Shares. On February 9, 2015, our registration statement on Form S-11 with the U.S. Securities and Exchange Commission, or SEC, was declared effective to offer a minimum of $2.0 million and a maximum of $2.0 billion in shares of common stock in a continuous, public offering, of which up to $1.8 billion is being offered pursuant to our primary offering, or Primary Offering, at a purchase price of $10.1111 per Class A Share and $9.5538 per share of Class T common stock, or the Class T Shares, and up to $200.0 million pursuant to our distribution reinvestment plan, or our DRP, at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share.
On December 23, 2015, we commenced operations by satisfying our minimum offering requirement in our Primary Offering as a result of a subsidiary of Colony NorthStar and RXR purchasing $1.5 million and $0.5 million in Class A Shares, respectively.
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
In November 2016, our board of directors approved an extension of the Offering by one year to February 9, 2018. On February 2, 2018, we filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of our common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. In accordance with SEC rules and upon the filing of the follow-on registration statement, the Offering was extended to August 8, 2018, or for such longer period as permitted under applicable laws and regulations unless terminated earlier by our board of directors. The follow-on registration statement has not yet been declared effective by the SEC and there can be no assurance that we will commence the follow-on offering or successfully sell the full number of shares registered.
From inception through March 15, 2018, we raised total gross proceeds of $40.6 million pursuant to our Offering, including gross proceeds of $278,478 pursuant to our DRP.
On March 15, 2018, our board of directors determined to terminate our Primary Offering effective March 31, 2018 and our DRP effective April 2, 2018, after the issuance of shares with respect to the distributions declared for the month of March 2018. Following the termination of our Offering, we will continue to actively manage our portfolio. In addition, our board of directors, together with our Advisor Entities, will evaluate potential strategic opportunities focused on maximizing stockholder value. For additional information regarding the termination of the Offering, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Termination of the Offering.”
Our Investments
The following table presents our investments as of December 31, 2017, adjusted for acquisitions through March 15, 2018:

Investment Type	Count (1)	Principal Amount/ Gross Cost		% of Total Investments
Real estate equity
Operating real estate
Class-A office building	1	$11,030,895	(2)	27.9%

CRE debt
Mezzanine loans	2	28,500,000	(3)	72.1%
Total	3	$39,530,895		100.0%
_______________________________________

(1)	For real estate equity, the count represents the number of properties. For CRE debt, the count represents the number of respective financial instruments.

(2)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(3)	Represents our proportionate share of the principal balance of our mezzanine loans.
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
Our Portfolio
As of December 31, 2017, our CRE equity investment portfolio consisted of an approximately 1.0% unconsolidated non-controlling interest in a 1.8 million square foot Class-A office building located at 1285 Avenue of the Americas, or 1285 AoA, in midtown Manhattan. The remainder of the building is owned by institutional investors and funds affiliated with our Co-sponsor, RXR. As of December 31, 2017, 1285 AoA was 100% occupied with a weighted average lease term of 10.6 years.
The following table presents our real estate property investment through an unconsolidated venture as of December 31, 2017:

Property Type	Number of Properties	Gross Cost(1)	Invested Equity	Carrying Value(2)	Capacity		Primary Locations
Class-A office building	1	$11,030,895	$4,297,842	$5,388,487	1,790,570	square feet	New York, NY
_______________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(2)	Represents the fair value of our equity investment in the unconsolidated venture.
Commercial Real Estate Debt
Overview
Our CRE debt investments may include subordinate loans and participations in such loans and preferred equity interests.
Our Portfolio
Times Square Loan—In May 2017, we, through a subsidiary of NorthStar/RXR Operating Partnership, LP, or our Operating Partnership, completed the acquisition of a $9.5 million interest in a $15.0 million mezzanine loan through a joint venture with RXR Real Estate Value Added Fund - Fund III LP, or together with its parallel funds, VAF III, an affiliate of RXR who acquired a $0.5 million interest in the loan, and an unaffiliated third party, who originated the loan and retained the remaining $5.0 million interest in the loan. The loan is secured by a pledge of an ownership interest in a retail development project located in Times Square, New York. The loan bears interest at a floating rate of 9.25% over the one-month London Interbank Offered Rate, or LIBOR, and had an initial maturity in November 2017, with two one-year extension options available to the borrower. In September 2017, the borrower exercised its right to extend the term of the loan until November 2018.
Jane Street Loan—In August 2017, we, through a subsidiary of our Operating Partnership, completed the origination of a $12.0 million pari passu interest in a $20.0 million mezzanine loan, secured by a pledge of an ownership interest in a luxury condominium development project located in the West Village of New York City. We completed the investment through a partnership with VAF III, which contributed the remaining $8.0 million of the loan origination. The loan bears interest at a floating rate of 9.5% over the one-month LIBOR, with a LIBOR ceiling of 1.5%. The loan had a 1.0% origination fee and has an initial term of three years, with two one-year extension options available to the borrower. In February 2018, we, through a subsidiary of our Operating Partnership, completed the acquisition of an additional $7.0 million interest in the loan. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for further discussion.
The following table presents a summary of our CRE debt investments as of December 31, 2017, adjusted for acquisitions through March 15, 2018:

Investment Type:	Count	Principal Amount(1)	Carrying Value(2)	Spread over LIBOR(3)
Mezzanine loans	2	$28,500,000	$28,336,389	9.42%
_______________________________________

(1)	Represents our proportionate share of the principal balance of our mezzanine loans.

(2)	Represents our proportionate share of the carrying value of our real estate debt investments, net of unamortized origination fee.

(3)	Represents weighted average spread over LIBOR, based on principal amount.
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
Although we will have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our assets (including cash and cash equivalents and excluding indirect leverage held through our unconsolidated joint venture investments), other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We will use leverage for the sole purpose of financing our investments and diversifying our equity and we will not employ leverage to speculate on changes in interest rates. We also will seek assignable financing when available. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments, although it may exceed this level during our organization and offering stage. As of December 31, 2017, we had not incurred any leverage.
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
The Tax Cuts and Jobs Act of 2017, or the TCJA, was passed by Congress on December 20, 2017 and signed into law by President Trump on December 22, 2017. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs or their stockholders. Below is a brief summary of the key changes in TCJA that directly impact REITs and their stockholders with respect to an investment in REITs. The changes described below are effective for taxable years beginning after December 31, 2017, unless otherwise noted. Investors should consult with their tax advisors regarding the effect of the TCJA on their particular circumstances (including the impact of other changes enacted as part of the TCJA that do not directly relate to REITs and thus are not discussed here).
Federal Income Tax Rates. Under the TCJA, the corporate income tax rate is reduced from a maximum marginal rate of 35% to a flat 21% rate, a 40% reduction. The reduced corporate income tax rate, which is effective for taxable years beginning after December 31, 2017, reduces some of the tax advantage that REITs have had relative to C corporations. However, this reduced corporate income tax rate will apply to income earned by any taxable REIT subsidiary, or TRS, that we may have. The rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests will also be reduced from 35% to 21%.
The TCJA also reduces the highest marginal income tax rate applicable to individuals to 37% (excluding the 3.8% Medicare tax on net investment income), a 6.6% reduction. Individuals continue to pay a maximum 20% rate on long-term capital gains and qualified dividend income. However, the TCJA also will allow individuals to deduct 20% of their dividends from REITs, excluding capital gain dividends and qualified dividend income (which continue to be subject to the 20% rate). As a result, dividend income received by an individual shareholder from a REIT will be subject to a maximum effective federal income tax rate of 29.6%, compared with the previous maximum rate of 39.6% (plus, in each case, the 3.8% Medicare tax on net investment income). The income tax rate changes applicable to individuals apply for taxable years beginning after December 31, 2017 and before January 1, 2026.
Limitation on Deductibility of Business Interest. Under the TCJA, in general, the deductibility of “net interest” for a business, other than certain small businesses, is limited to 30% of the business’s adjusted taxable income (i.e., business taxable income computed without regard to business interest income or deductions or net operating loss deductions). Interest that is disallowed can be carried forward indefinitely.
If we, or one or more of our businesses conducted through a TRS, were going to be impacted by this rule and qualified as a “real property trade or business,” an election could be made to deduct 100% of the interest expense. If such an election is made, the electing “real property trade or business” would be required to use the less favorable alternative depreciation system to depreciate real property used in the trade or business as described below. A “real estate trade or business” is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. For tax years beginning after December 31, 2017 and before January 1, 2022, the TCJA calculates adjusted taxable income using a calculation based on earnings before interest, taxes, depreciation and amortization, or EBITDA. For tax years beginning January 1, 2022 and thereafter, the calculation of adjusted taxable income will not add back depreciation or amortization. There is no rule grandfathering existing debt.
Depreciation of Real Property. The TCJA reduces the recovery period under the modified accelerated cost recovery system, or MACRS, for qualified improvement property to 15 years. Qualified improvement property is any improvement to the interior portion of a building which is non-residential real property if such improvement is placed in service after the date the building was first placed in service. The TCJA made no change to the MACRS recovery period for non-residential real property (39 years) and residential real property (27.5 years). Under the TCJA, the alternative depreciation system lives are as follows: 30 years for residential real property (previously 40 years), 40 years for non-residential property (no change), and 20 years for qualified improvement property (previously 40 years).
Like-Kind Exchanges. The TCJA modifies the like-kind exchange provisions by restricting like-kind exchanges to exchanges of real property not held primarily for sale. Previously, the like-kind exchange provisions also applied to personal property not held for sale. Accordingly, any personal property included in a real property exchange no longer will qualify for deferred treatment under these provisions. This change applies to exchanges completed after December 31, 2017. (The like kind exchange provisions never have applied to mortgages and other loans.)
Technical Terminations of Partnerships. For tax years beginning after December 31, 2017, the TCJA permanently repeals the technical termination rule for partnerships. The technical termination rule provided that a partnership or limited liability company, or LLC, taxed as a partnership terminated for tax purposes (and a new partnership is deemed to be created) if there was a sale or exchange of 50% or more of the total interest in the partnership or LLC capital and profits in a 12-month period.  The occurrence of such technical terminations caused depreciation periods of assets to restart and permitted new tax elections with respect to the new partnership.
Accrual of Income. Under the TCJA, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to debt instruments or mortgage backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage backed securities issued with original issue discount, for tax years beginning after December 31, 2018. This rule could increase the amount of “phantom income” that we derive, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.
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
We may also be subject to regulation governing mortgage lending. Although most states do not regulate CRE finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We may also be required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to CRE loans.
Real estate properties that may be owned by us and the operations of such properties are subject to various international, federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. In addition, such properties are required to comply with the Americans with Disabilities Act of 1990, or the ADA, the Fair Housing Act, applicable fire and safety regulations, building codes and other land use regulations.
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
Employees
As of December 31, 2017, we had no employees. Our Advisor Entities or their affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
We have a limited operating history. Since we have a limited operating history, our stockholders will have no basis upon which to evaluate our ability to achieve our investment objectives and should not assume that our performance will be similar to the past performance of our Co-sponsors or other real estate investment vehicles sponsored by our Co-sponsors. Our limited operating history significantly increases the risk and uncertainty our stockholders face in making an investment in our shares.
Based on sales volume to date, we expect to raise substantially less than the maximum offering amount in our Offering. Because we expect to raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause the value of our stockholders’ investment to vary more widely with the performance of specific assets, and cause our fixed operating expenses to constitute a greater percentage of our gross income. Raising fewer proceeds in our Offering, therefore, increases the risk that our stockholders will not receive a full return of their investment.
Our Offering is being made on a “best efforts” basis, meaning that our Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares of our common stock in our Offering. As a result, the amount of proceeds we raise in our Offering may be substantially less than the amount we would need to create a diversified portfolio of investments. As of December 31, 2017, we have only raised $39.0 million in the Offering and have only made three investments. On March 15, 2018, our board of directors determined to terminate the Primary Offering effective March 31, 2018 and terminate the DRP effective April 2, 2018, after the issuance of shares with respect to the distributions declared for the month of March 2018. On February 2, 2018, we filed a registration statement on Form S-11 with the SEC for a follow-on offering of up to $200 million in shares. The follow-on offering has not yet been declared effective by the SEC and there can be no assurance that the Company will commence the follow-on offering or successfully sell the full number of shares registered. If we are unable to raise substantial additional proceeds, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
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
Because we have only a few investments and we have not yet acquired or identified most of the other investments that we may acquire, we are currently not able to provide any information to assist our stockholders in evaluating the merits of any specific future assets that we may acquire. We intend to use a majority of the proceeds of our Offering for the acquisition of, after the payment of fees and expenses, CRE concentrated in the New York metropolitan area, and in particular New York City. To a lesser extent, we may invest in other types of real estate or in entities that invest in real estate. In addition, we may invest in CRE debt and securities secured primarily by collateral in New York metropolitan area. We have not established any limits on the percentage of our portfolio that may be comprised of these various categories of assets and the allocation among these assets could vary significantly. We also cannot predict our actual allocation by investment type or geography of our assets under management at this time because such allocation also will be dependent, in part, on the market conditions, market opportunities and upon the amount of financing we are able to obtain with respect to each asset class in which we invest. Since our stockholders will be unable to evaluate the economic merit of assets before we invest in them and stockholders cannot be certain as to our actual asset allocation, stockholders will have to rely entirely on the ability of our Advisor Entities to select suitable and successful investment opportunities. These factors increase the speculative nature of an investment in our shares.
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
In addition, our stockholders do not have preemptive rights. If we engage in a subsequent offering of common shares or securities convertible into common shares, reclassify any of our shares or issue additional shares pursuant to our DRP or otherwise issue additional shares, including to an affiliate of Colony NorthStar and RXR pursuant to our distribution support agreement, or our Distribution Support Agreement, investors who purchase shares in our Offering who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding shares. Furthermore, stockholders may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances or reclassification (including the shares being sold in our Offering) and the value of our assets at the time of issuance.
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
The purchase prices our stockholders pay for shares of our common stock in our Offering may be higher than our estimated net asset value per share. The estimated net asset value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.
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
Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated net asset value per share. When determining the estimated value per share of each class from and after 150 days following the second anniversary of breaking escrow in our Offering and annually thereafter, our Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon the fair value of our assets less the fair value of our liabilities under market conditions existing at the time of the valuation. We will obtain independent third party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which will include an independent appraisal or valuation. A committee comprised of independent directors will be responsible for the oversight of the valuation process, including approval of the engagement of any third parties to assist in the valuation of assets, liabilities and unconsolidated investments. We anticipate that any property appraiser we engage will be a member of the Appraisal Institute with the MAI designation or such other professional valuation designation appropriate for the type and geographic locations of the assets being valued and will provide a written opinion, which will include a description of the reviews undertaken and the basis for such opinion. Any such appraisal will be provided to a participating dealer upon request. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations are estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
Our distribution policy is subject to change. We may not be able to make distributions in the future.
Our board of directors expects to determine an appropriate common stock distribution based upon numerous factors, including REIT qualification requirements, the amount of cash flow provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels will be subject to adjustment based upon any one or more of the risk factors set forth in this report, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution. We may not be able to make distributions in the future.
We have paid and may continue to pay distributions from sources other than our cash flow from operations, including from offering proceeds, and as a result we will have less cash available for investments and our stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions to our stockholders from any source, including offering proceeds, borrowings, our Advisor’s or Sub-advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may continue to do so in the future. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. We began generating cash flow from operations on May 20, 2016, the date of our first investment. However, in the earlier part of our Offering, we expect that all of our distributions will be paid from the proceeds from our Offering, including the proceeds from the purchase of shares by Colony NorthStar and RXR pursuant to the distribution support agreement. For the period from inception through December 31, 2017, we declared distributions of $377,662, of which approximately 13% were paid using proceeds from our Offering, including the purchase of additional shares by Colony NorthStar and RXR.
Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our Modified Funds from Operations, or MFFO, affiliates of Colony NorthStar and RXR have agreed to purchase up to $10.0 million of shares of Class A Shares at $9.10 per share (which includes $2.0 million of Class A Shares purchased by affiliates of Colony NorthStar and RXR to satisfy the minimum offering amount) to provide additional cash to support distributions to our stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions from sources other than our cash flow from operations, including offering proceeds, and as a result we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders’ overall return may be reduced.
No public trading market for our shares exists and, as a result, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price.
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
Various proceedings against other non-traded REITs have resulted in increased regulatory scrutiny from the SEC, FINRA and state regulators regarding non-traded REITs. In addition, certain non-traded REIT sponsors have recently been the subject of federal investigations, as widely reported in the press. The increased media attention and negative publicity surrounding these matters may adversely impact capital raising in the non-traded industry. Furthermore, amendments to FINRA rules regarding customer account statements were approved by the SEC and became effective on April 11, 2016. These amendments have significantly affected the manner in which non-traded REITs, such as our company, raise capital. These amendments may cause a significant reduction in capital raised by non-traded REITs and may have contributed to a significant reduction in capital raised by non-traded companies and could adversely affect our ability to raise capital. Any of these factors may cause a material negative impact on our ability to achieve our business plan and to successfully complete our Offering.
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
The U.S. Department of Labor, or DOL, has adopted certain amendments, including an amendment to the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and the Internal Revenue Code, which could impact our ability to raise significant additional capital in our Offering.
The DOL has adopted certain amendments, including an amendment to the definition of “fiduciary” under ERISA and the Internal Revenue Code. The amendments have broadened the definition of “fiduciary” and have changed the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (including individual retirement accounts). The amendments took effect in 2016, with implementation scheduled to commence on April 10, 2017 and continue through January 1, 2018; however, the initial implementation date was delayed until June 9, 2017. On February 3, 2017, a Presidential Memorandum was issued directing the DOL to, among other things, examine the regulation to determine whether it may adversely affect the ability of Americans to gain access to market information and financial advice. The outcome of this review by the DOL and the ultimate impact of the final regulation are not yet known, but if the regulation is implemented, it could negatively impact the sale of shares of our common stock to such employee benefit plans and retirement plans and accounts.
We will provide investors with information using Funds from Operations, or FFO, and MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.
We will provide investors with information using FFO and MFFO, which are non-GAAP measures, as additional measures of our operating performance. We will compute FFO in accordance with the standards established by National Association of Real Estate Investment Trusts, or NAREIT. We will compute MFFO in accordance with the concepts established by the Investment Program

Association, or IPA. However, our computation of FFO and MFFO may not be comparable to other REITs that do not calculate FFO or MFFO in this manner without further adjustments.
Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States, or U.S. GAAP and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.
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
Risks Related to Our Advisory Structure and Advisor Entities
Our ability to achieve our investment objectives and to pay distributions will depend in substantial part upon the performance of our Advisor Entities.
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
The investment professionals of our Co-sponsors and their affiliates, who perform services for us on behalf of our Advisor Entities, will face competing demands upon their time, including in instances when we have capital ready for investment, and consequently we may face delays in execution. Our Advisor Entities and their respective affiliates will receive fees in connection with transactions involving our investments regardless of their quality or performance or the services provided. As a result, our Advisor Entities may be incentivized to allocate investments that have a greater cost to increase the amount of fees payable to them. If our Advisor or Sub-advisor performs poorly and as a result is unable to acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions at presently contemplated levels, if at all.
Any adverse changes in the financial health or the public perception of our Co-sponsors or their affiliates or our relationship with our Co-sponsors or their respective affiliates could hinder our operating performance and the return on stockholders’ investment.
We have engaged our Advisor Entities to manage our operations and our investments. Neither we nor our Advisor Entities have any employees and our Advisor Entities utilize the personnel of our Co-sponsors and their affiliates to perform services on their behalf for us. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Co-sponsors and their respective affiliates as well as their respective investment professionals in the identification or acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities.
Because Colony NorthStar, one of our Co-sponsors, is a publicly traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Co-sponsor or other CLNS Managed Companies that are publicly traded, such as NorthStar Realty Europe Corp. (NYSE: NRE) or Colony NorthStar Credit Real Estate, Inc. (NYSE:

CLNC), could result in an adverse effect on fundraising in our Offering and our ability to acquire assets and obtain financing from third parties on favorable terms or at all. Any adverse changes in Colony NorthStar’s financial condition or our relationship with Colony NorthStar, our Advisor and their respective affiliates could hinder our Advisor’s ability to successfully manage our operations and our portfolio of investments.
Colony NorthStar, our Co-sponsor and the parent company of our Advisor, completed its mergers with Colony and NorthStar Realty, which could have an adverse impact on our business.
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
Uncertainty about the effect of the mergers on employees, clients and business of Colony NorthStar may have an adverse effect on Colony NorthStar and, in turn, on us and the other CLNS Managed Companies following the mergers. These uncertainties could disrupt Colony NorthStar’s business and impair its ability to attract, retain and motivate key personnel, and cause clients and others that deal with Colony NorthStar to seek to change existing business relationships, cease doing business with Colony NorthStar or cause potential new clients to delay doing business with Colony NorthStar. Retention and motivation of certain employees may be challenging due to the uncertainty and difficulty of integration or a desire not to remain with Colony NorthStar. We have experienced turnover in our management indirectly as a result of the mergers. As a result of the foregoing, management of our company may be adversely affected. Further, the completion of the mergers may give rise to additional conflicts of interest and competition for investment opportunities among Colony NorthStar, us and other companies managed by Colony NorthStar and its affiliates.
We are dependent upon our Dealer Manager to raise capital and any adverse changes in our relationship with them could hinder our ability to execute our investment strategy.
We are dependent upon our Dealer Manager to raise capital. In February 2018, Colony NorthStar, our Co-sponsor and an affiliate of our Dealer Manager entered into a definitive agreement with S2K Financing Holdings, LLC, or S2K, to combine our Dealer Manager with S2K. Subject to customary closing conditions, including completion of required regulatory filings, the transaction is expected to close in the second quarter of 2018. This transaction may adversely affect our relationship with our Co-sponsor and our Dealer Manager. In addition, uncertainty surrounding the transaction may disrupt our Dealer Manager’s ability to raise capital, including its ability motivate and retain key personnel and preserve business relationships. Further, the transaction may create additional conflicts of interest and competition among products sponsored by S2K and our Dealer Manager. As a result, our ability to raise capital and execute our business strategy may be adversely affected.
Payment of fees to our Advisor Entities and their affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
As additional compensation for selling shares in our Offering and for ongoing stockholder services, we pay our Dealer Manager a distribution fee, which may be reallowed to any third-party broker-dealers participating in our Offering. The amount available for distributions on Class T Shares will be reduced by the amount of distribution fees payable to our Dealer Manager with respect to the Class T Shares issued in the Primary Offering.
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
Our Co-sponsors have incurred substantial costs and devoted significant resources to support our business. As of December 2017, our Co-sponsors and their affiliates have only invested $2.2 million in us and may not invest significant capital in the future, whether pursuant to our distribution support agreement with affiliates of Colony NorthStar and RXR or otherwise. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Co-sponsors for our organization and offering costs, our Co-sponsors and their affiliates will most likely have very limited exposure to loss in the value of our shares. Without this exposure, our stockholders may be at a greater risk of loss because our Co-sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
The loss of or the inability to obtain key investment professionals at our Advisor Entities could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investment.
Our success depends to a significant degree upon the contributions of key personnel of our Advisor Entities and their affiliates, such as Messrs. Barrack, Rechler, Saltzman, Hedstrom, Traenkle, Schwarz, Tangen, Sanders, Maturo, Barnett and Saracino and Ms. Harrington, among others, each of whom would be difficult to replace. We do not have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us or our Co-sponsors, our operating results could suffer. We believe that our future success depends, in large part, upon our Advisor Entities’ and each of their respective affiliates’ ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense and our Advisor Entities and their respective affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we may need to establish strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding commercial properties in the New York metropolitan area. Establishing and maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered and the value of our stockholders’ investments may decline.
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

Risks Related to Our Investments
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
We expect to use net proceeds of our Offering to acquire high-quality commercial real estate concentrated predominantly in New York City and elsewhere in the New York metropolitan area, as well as CRE debt and securities investments secured primarily by collateral in the New York metropolitan area. Because of the anticipated concentration of our assets in the New York metropolitan area, any adverse situation that disproportionately affects the New York metropolitan area, including a worsening of the current economy, would have a magnified adverse effect on our portfolio. An investment in our shares will therefore be subject to greater risk.
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
We expect that our portfolio will include direct and indirect investments in value-add opportunities. We consider opportunistic or enhanced-return properties to be properties with significant possibilities for capital appreciation through, for example, capital improvements, repositioning or modernization, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed properties and properties owned by distressed sellers.
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
In addition, we may pursue more than one strategy to create value in real estate investments. These strategies may include development, redevelopment, or lease-up of such property. Our ability to generate a return on these investments will depend on numerous factors, some or all of which may be out of our control, such as (i) our ability to correctly price an asset that is not generating an optimal level of revenue or otherwise performing under its potential, (ii) our ability to choose and execute on a successful value-creating strategy, (iii) our ability to avoid delays, regulatory hurdles and other potential impediments, (iv) local market conditions and (v) competition for similar properties in the same market. The factors described above make it challenging to evaluate real estate investments and make investments in such value-add properties riskier than investments in other properties.
We expect to enter into joint ventures and our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We expect to acquire more than a majority of our investments through joint venture arrangements with RXR Value Added Fund III, an institutional real estate investment fund affiliated with RXR, one of our Co-sponsors, or future funds or investment entities advised by affiliates of RXR. In addition, we may invest directly in RXR Value Added Fund III as well as current or future funds or investment entities managed or advised by affiliates of RXR. We may also complete investments with RXR’s sub-strategy entity, RXR ESM Venture. Furthermore, we may also enter into joint ventures with third parties to make investments or make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer or partner in an investment could become insolvent or bankrupt;

•	fraud or other misconduct by our joint venture partners;

•
we may share decision-making authority with our joint venture partner regarding certain major decisions affecting the ownership of the joint venture and the joint venture property, such as the sale of the property or the making of additional capital contributions for the benefit of the property, which may prevent us from taking actions that are opposed by our joint venture partner;

•	that such co-venturer or partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals;

•	that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest and risk to our REIT status;

•
we may rely upon our joint venture partners to manage the day-to-day operations of the joint venture and underlying assets, as well as to prepare financial information for the joint venture, and any failure to perform these obligations may have a negative impact our performance and results of operations;

•
our joint venture partners may experience a change of control, which could result in new management of our joint venture partner with less experience or conflicting interests to ours and be disruptive to our business;

•
the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire or impact the terms of such a sale or transfer, which could result in reduced liquidity;

•	our joint venture partners may not have sufficient personnel or appropriate levels of expertise to adequately support our initiatives; or

•	to the extent we partner with other CLNS Managed Companies or RXR sponsored investment vehicles, our Co-sponsors may have conflicts of interest that may not be resolved in our favor.
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
Further, in some instances, we and/or our co-venturer or partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it.
We may invest in real estate private equity funds, including funds managed by affiliates of our Sub-advisor such as RXR Value Added Fund III, which would involve additional expenses.
We may invest in limited partnership interests in real estate private equity funds managed by affiliates of our Sub-advisor, such as RXR Value Added Fund III, or by third party managers. Any such investments may involve additional expenses that will be borne, directly or indirectly, by us, and could create conflicts of interest. An investment in a real estate private equity fund generally will entail the payment of certain expenses, plus property management fees, which may be in addition to the fees and expenses incurred directly by us. Such expenses reduce our returns. In addition, the managers of the funds, rather than us, control the real estate investments held in those funds. Our investment in the funds generally will be illiquid and will require the consent of the general partner of the fund as a condition to selling the interest. As a result, we may be unable to monetize any fund investments we make prior to the winding up of the underlying fund or at all and we may lose some or all of our investment.
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

In addition, we expect to acquire real estate investments in the future, which may subject us to additional risks associated with real estate property acquisitions, including the risks that:

•	we may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property;

•	the investments will fail to perform in accordance with our expectations because of conditions or liabilities we did not know about at the time of acquisition; and

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
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use a majority of our Offering’s proceeds to purchase commercial real estate and pay various fees and expenses. We may determine to reserve proceeds from our Offering for future needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flow or decline in value, or both.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We may use proceeds from our Offering to acquire, develop or finance properties upon which we will construct improvements or implement redevelopment or reposition strategies. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups and the builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we or our borrowers may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or a loss related to our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon purchase price or loan proceeds at the time of an investment. If our projections are inaccurate, we may pay too much for an investment and our return could suffer.

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
Our costs associated with complying with the ADA may affect cash available for distributions.
Our properties and the properties securing loans that we may own will be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. There is no assurance that we will be able to acquire properties or make investments in properties that comply with the ADA or allocate responsibilities in a manner that places the burden of compliance on the seller or other third party, such as a tenant or borrower. If we cannot, our funds used for ADA compliance may affect cash available for distributions and the amount of distributions.
The commercial real estate debt we originate and invest in and mortgage loans underlying the commercial real estate securities we may invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.
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
We expect that, in most instances, we will make real estate investments by using new borrowings. In addition, we may incur mortgage notes and pledge all or some of our real estate investments as security for that debt to obtain funds to acquire additional real estate investments. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
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
Our Co-sponsors and their respective affiliates, including our Advisor Entities, receive substantial fees from us. In addition, our executive officers and other key professionals who are used by our Advisor Entities to perform services on our behalf may also be executive officers and key professionals of our Co-sponsors. These fees could influence our Advisor’s and Sub-advisor’s advice to us as well as their and our executive officers’ and other key professionals’ judgment with respect to:

•
the continuation, renewal or enforcement of our agreements with Colony NorthStar, RXR and their respective affiliates including our advisory agreement, sub-advisory agreement, dealer manager agreement and property management agreement;

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
The fees our Advisor Entities will receive from us are not based on the quality of the investment or the quality of the services rendered to us. In addition, the special unit holder, an affiliate of one of our Co-sponsors, may be entitled to certain distributions subject to our stockholders receiving their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. Further, RXR is partially owned by Colony NorthStar, our Co-sponsor, which may earn fees related to its performance. The ability to earn these fees and distributions may influence our executive officers and our Co-sponsors’ key professionals performing services on behalf of our Advisor Entities to recommend riskier transactions to us. After the termination of our Primary Offering, our Advisor agreed to reimburse us to the extent total organization and offering costs borne by us exceed 15% of the gross proceeds raised in our Offering. As a result, our Advisor may decide to extend our Offering to avoid or delay the reimbursement of these expenses beyond what it otherwise would.
In addition to the management fees we pay to our Advisor Entities, we reimburse our Advisor Entities for costs and expenses incurred on our behalf, including indirect personnel and employment costs of our Advisor Entities and their affiliates and these costs and expenses may be substantial.
We pay our Advisor Entities substantial fees for the services they provide to us and we also have an obligation to reimburse our Advisor Entities for costs and expenses they incur and pay on our behalf. Subject to certain limitations and exceptions, we reimburse our Advisor Entities for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor Entities and their affiliates, which may include certain executive officers of our Advisor Entities and their affiliates, as well as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. The costs and expenses our Advisor Entities incur on our behalf, including the compensatory costs incurred by our Advisor Entities and their affiliates, can be substantial. However, there is no reimbursement for personnel costs related to executive officers, although there may be reimbursement for personnel costs related to certain executive officers of our Advisor Entities. There are conflicts of interest that arise when our Advisor Entities make allocation determinations. For the year ended December 31, 2017, our Advisor Entities allocated $2.2 million in costs and expenses to us. Our Advisor Entities could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
Our organizational documents do not prevent us from selling assets to affiliates or buying assets from affiliates.
Our charter does not prevent us from buying assets from, or selling assets to, affiliates or other entities that are advised or managed by our Co-sponsors or Advisor Entities or their affiliates, which might entitle affiliates of our Advisor Entities to certain acquisition or disposition fees from such affiliates. As a result, our Advisor Entities may not have an incentive to pursue an independent third-party buyer or seller, rather than an affiliate or other managed company. Our charter only requires that a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction determine that an affiliated party transaction is fair and reasonable and on terms and conditions no less favorable than those available from unaffiliated third parties. It does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor or Sub-advisor recommending a sale of our assets to an affiliate or our purchase of an asset from an affiliate.
Our Co-sponsors, our executive officers and the real estate and other professionals assembled by our Advisor Entities face competing demands relating to their time and this may cause our operations and our stockholders’ investments to suffer.
Neither we nor our Advisor Entities have any employees and our Advisor Entities will rely on, among others, executive officers and employees of our Co-sponsors and their affiliates to perform services for us on behalf of our Advisor Entities, including Messrs. Barrack, Saltzman, Hedstrom, Traenkle, Rechler, Schwarz, Maturo, Saracino and Barnett and Ms. Harrington. Messrs.

Barrack, Saltzman, Traenkle and Hedstrom are also executive officers of Colony NorthStar and its affiliates and Messrs. Rechler, Maturo and Barnett are also executive officers of RXR and its affiliates. As a result of their interests in other entities affiliated with our Co-sponsors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Co-sponsors and their affiliates and other business activities in which they are involved. These conflicts of interest could result in less effective execution on our business plan as well as declines in the returns on our investments and the value of stockholders investment.
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
Our future success depends, to a significant extent, upon the continued services of key personnel of our Co-sponsors, such as Messrs. Barrack, Rechler, Saltzman, Hedstrom, Traenkle, Schwarz, Tangen, Sanders, Maturo, Saracino and Barnett and Ms. Harrington. We do not have employment agreements with any of our executive officers. If the management agreement with our Advisor or Sub-advisor were to be terminated, we may lose the services of our executive officers and other of our Co-sponsors’ investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by our Co-sponsors, such individual may also no longer serve as one of our executive officers. Any change in our Co-sponsors’ relationship with any of our executive officers may be disruptive to our business and hinder our ability to implement our business strategy. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of their continued employment with our Co-sponsors or the ability to employ them in the future. The loss of services of certain of our executive officers could harm our business and our prospects.
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

Our primary target investments are high-quality commercial real estate investments concentrated in the New York metropolitan area and are expected to overlap with those of RXR Value Added Fund III even though our investment strategy and criteria are different. Our investment strategy may also overlap with those of Colony NorthStar or other investment vehicles sponsored by Colony NorthStar, including Colony NorthStar Real Estate Credit, Inc., and therefore many investment opportunities that will be suitable for us may also be suitable for other Colony NorthStar entities. In addition, RXR or Colony NorthStar may sponsor or manage other investment vehicles in the future that may target asset classes or have an investment strategy similar to ours and that will rely on RXR or Colony NorthStar to source their investments. Therefore, many targeted investments that are suitable for us may also be suitable for other RXR entities, including RXR Valued Added Fund IIII, and Colony NorthStar entities and the investment vehicles that RXR or Colony NorthStar may sponsor or manage in the future.
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
While these are the current procedures for allocating RXR’s investment opportunities, RXR may sponsor or manage additional investment vehicles in the future which may adopt these or a similar policy and RXR may at any time determine to revise its allocation policy. The result of such a revision to the allocation procedure may, among other things, be to increase or decrease the number of parties who have the right to participate in target investments sourced by RXR or its affiliates, thereby increasing or decreasing the number of investment opportunities available to us. On a quarterly basis, our Sub-advisor will provide a schedule, which will be made available to our board of directors, detailing any investments closed by RXR Value Added Fund III or other vehicles managed by affiliates of our Sub-advisor during the preceding quarter. We have agreed to indemnify our Sub-advisor for any losses resulting from breaches of confidentiality obligations relating to the provision of such information by our Sub-advisor.
Our Advisor has adopted an allocation policy that provides that all investment opportunities sources by associated persons of our Advisor are allocated among funds, vehicles or other strategic partners of Colony NorthStar based upon investment objectives, dedicated mandates, restrictions, risk profile and other relevant characteristics. In doing so, the Advisor considers, among other factors, the following:

•	investment objectives, dedicated mandates, strategy and criteria;

•	current and future cash requirements of the investment and the client;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each client;

•	anticipated cash flow of the investment to be acquired;

•	income tax effects of the investment;

•	the size of the investment;

•	the amount of funds available for investment;

•	ramp-up or draw-down periods;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of the client, if applicable;

•	legal, regulatory or tax considerations, including any conditions of an exemptive order; and

•	affiliate and/or related party considerations.
A dedicated mandate cause some clients of Colony NorthStar to have priority over certain other clients of Colony for certain investments. However, all investments sourced by our Sub-advisor for the Company are not subject to the allocation policy and are allocated directly to us.
If, after consideration of the relevant factors, our Advisor and its affiliates determines that such investment is equally suitable for more than one company, the investment will be allocated on a rotating basis. If, after an investment has been allocated to a particular company, including us, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Advisor and its affiliates, more appropriate for a different entity to fund the investment, our Advisor and its affiliates may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Advisor and its affiliates may determine to allow more than one client, including us, and Colony NorthStar to co-invest in a particular investment. In discharging its duties under this allocation policy, our Advisor and its affiliates endeavor to allocate all investment opportunities among the CLNS Managed Companies and Colony NorthStar in a manner that is fair and equitable over time.
While these are the current procedures for allocating investment opportunities, Colony NorthStar or its affiliates may sponsor or co-sponsor additional investment vehicles in the future and, in connection with the creation of such investment vehicles or otherwise, our Advisor and its affiliates may revise this allocation policy. The result of such a revision to the allocation policy may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by our Advisor and its affiliates and/or partners, thereby reducing the number of investment opportunities available to us. Changes to the investment allocation policy that could adversely impact the allocation of investment opportunities to us in any material respect may be proposed by our Advisor and must be approved by our board of directors. In the event that our Advisor adopts a revised investment allocation policy that materially impacts our business, we will disclose this information in the reports we file publicly with the SEC, as appropriate.
The decision of how any potential investment should be allocated among us, Colony NorthStar and other CLNS Managed Companies for which such investment may be most suitable may, in many cases, be a matter of highly subjective judgment which will be made by our Advisor and its affiliates in its sole discretion. Our stockholders may not agree with the determination. Our right to participate in the investment allocation process described herein will terminate once we are no longer advised by our Advisor or its affiliates.
Our dealer manager may distribute future Colony NorthStar-sponsored programs during our Offering and our dealer manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital and such conflicts may not be resolved in our favor.
Our Dealer Manager does and may in the future act as the dealer manager for other Colony NorthStar entities, such as NorthStar Real Estate Capital Income Fund, or NorthStar Capital Fund. In addition, future Colony NorthStar-sponsored programs may seek to raise capital through public offerings conducted concurrently with our Offering. Our Dealer Manager could also act as the dealer manager of offerings not sponsored by our Co-sponsors. As a result, our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.
Because our dealer manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings. The absence of an independent due diligence review increases the risks and uncertainty our stockholders face.
Our dealer manager is one of our affiliates. Because our dealer manager is an affiliate, its due diligence review and investigation of us and our prospectus cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of our Offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

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
Risks Related to Our Corporate Structure
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
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this report. Under the Maryland General Corporation Law, or MGCL, and our charter, our stockholders have a right to vote only on:

•	the election or removal of directors;

•	amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

◦	increase or decrease the aggregate number of our shares of stock of any class or series that we have the authority to issue;

◦	effect certain reverse stock splits; and

◦	change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation or dissolution;

•	certain reorganizations of our company, as provided in our charter; and

•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.
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
Potential investors in our Offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us with the authority to issue a total of 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock, par value $0.01 per share, including 120,000,000 in Class A Shares, 240,000,000 in Class T Shares and 40,000,000 in Class I Shares, and 50,000,000 shares are classified as preferred stock, par value $0.01 per share. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our board of directors may elect to: (i) sell additional shares in this or future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) require our Co-sponsors to purchase shares pursuant to the distribution support agreement; (v) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; (vi) issue shares of our common stock to pay distributions to existing stockholders; or (vii) issue shares of preferred stock in a public or private offering. To the extent we issue additional equity interests after an investor’s purchase in our Offering, their percentage ownership interest in us will be diluted, unless they participate in these stock issuances. In addition, depending upon the terms and pricing of any additional offerings and the value of the investments, our stockholders may also experience dilution in the book value and market value of their shares.
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
We elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2016 upon the filing of our federal income tax return for such year. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.
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

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Internal Revenue Code, or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Internal Revenue Code, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any TRS of ours will be subject to federal corporate income tax on its income and on any non-arm’s-length transaction between us and any TRS (for example, excessive rents charged to a TRS could be subject to a 100% tax).

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
Our CRE debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to preserve the value of our investment and for other reasons. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test. Debt obligations secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the loan is fully secured and the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.
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
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than certain property to which we take title and make an election to treat as foreclosure property. Prohibited transactions may also include loans held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
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
In order to qualify as a REIT, we will not be able to operate any hospitality or leisure properties that we acquire or participate in the decisions affecting the daily operations of these properties. We may lease any hospitality or leisure properties we acquire to a TRS in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors, potentially including RXR or its affiliates that are not our subsidiaries or otherwise controlled by us to manage these properties. Thus, independent operators, under management agreements with our TRS, will control the daily operations of any such hospitality or leisure property.
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
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% of the value of our gross assets may be represented by securities of one or more TRSs.
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
The maximum tax rate for “qualified dividends” paid by corporations to individuals is 20%. Distributions paid by REITs are generally taxed at ordinary income rates, which in the case of individuals and other non-corporate taxpayers is a maximum federal rate of 37% under current law. However, dividend income received from REITs by non-corporate taxpayers is also generally eligible for a 20% deduction, resulting in an effective maximum federal tax rate of 29.6% on such income. The more favorable rates applicable to regular corporate distributions could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified distributions, which could adversely affect the value of the stock of REITs, including our common stock.
Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.
On December 22, 2017, the Tax Cuts and Jobs Act, or the TCJA, was signed into law. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. The TCJA may limit our ability to utilize certain tax attributes.
We may be limited in our ability to deduct interest expense, or be required to spread depreciation deductions over longer periods of time.
The TCJA limits the amount of business interest expense that is deductible to the sum of the taxpayer’s business interest income for the tax year plus 30% of adjusted taxable income for the tax year. Business interest expense generally is interest paid or accrued with respect to indebtedness allocable to a trade or business. It does not include investment interest. Adjusted taxable income generally means taxable income from trade or business activities before any deductions for interest, net operating losses, or the new deduction for pass-through business income. In taxable years beginning before January 1, 2022, adjusted taxable income is also computed before deducting depreciation and amortization expense. Interest expense that is disallowed may be carried forward indefinitely. Businesses with average annual gross receipts of $25 million or less (determined by taking into account businesses operated by certain affiliated entities) are exempt from this limitation.
A real property trade or business may elect to not be subject to this limit. A real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. An electing real property trade or business must use longer alternative depreciation system periods prospectively for all real estate, including real estate acquired prior to the election. We have not yet determined whether the new limitation will affect us or any of our subsidiaries, or whether we and our subsidiaries are eligible to make and will make this election. Once made, this election is irrevocable.
We may be limited in our ability to utilize losses incurred in earlier years to offset income generated in subsequent years.
For taxable years beginning after December 31, 2017, the deduction for net operating losses is generally limited to 80% of taxable income (prior to the application of the dividends paid deduction), which may limit the ability of us or our subsidiaries to derive tax benefits in a later year from losses incurred and carried forward from a prior year.
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
In order for members of FINRA and their associated persons to participate in the offering and sale of our shares of common stock pursuant to the Offering, we are required pursuant to FINRA Rule 2310 to disclose in each annual report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, until we disclose an estimated net asset value per share of our common stock, we will report the “net investment value” of our shares, which will be based on the maximum “Amount Available for Investments” percentage shown in the estimated use of proceeds tables included in the prospectus for the Offering. This amount is 89.0% of the $10.111 per share offering price of our Class A Shares, 94.2% of the $9.5538 per share offering price of our Class T Shares and 98.9% of the $9.10 per share offering price of our Class I Shares. For each class of stock, this amount is equal $9.10 per share, which is the amount of net proceeds we will receive per share, after payment of the associated sales commission, dealer manager fee and estimated organization and offering expenses. Pursuant to FINRA Rule 2310, we will disclose an estimated net asset value per share of our common stock no later than May 22, 2018, which is the 150th day following the second anniversary of the date on which we broke escrow in our Offering, although we may determine to provide an estimated net asset value per share earlier based on an appraisal of our assets and operations and other factors deemed relevant. Once established, we will provide the estimated value per share in a current or periodic report and in each annual report thereafter. The estimated value per share of each class of our common stock will be based upon the fair value of our assets less the fair value of our liabilities under market conditions existing at the time of the valuation. We will obtain independent third party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which will include an independent appraisal or valuation. Once we have disclosed an estimated net asset value per share, we will report it as the estimated value per share in our annual reports and it will be used as the value for customer account statements and reports to fiduciaries.
Stockholders
As of March 15, 2018, we had 955 stockholders of record.
Distributions
The following table summarizes the distributions declared for the years ended December 31, 2017 and 2016:

	Distributions(1)
Period	Cash	DRP	Total
2017
First Quarter	$15,592	$9,424	$25,016
Second Quarter	21,652	16,766	38,418
Third Quarter	27,542	23,376	50,918
Fourth Quarter	107,476	131,907	239,383
Total	$172,262	$181,473	$353,735

2016
First Quarter	$—	$—	$—
Second Quarter	3,175	20	3,195
Third Quarter	7,637	1,205	8,842
Fourth Quarter	8,533	3,357	11,890
Total	$19,345	$4,582	$23,927
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

Distribution Reinvestment Plan
We adopted our DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the same class, in lieu of receiving cash distributions, at a price equal to $9.81 per Class A Share, $9.27 per Class T Share, and $9.10 per Class I Share until we establish an estimated value per share for each class of stock. Once established, shares issued pursuant to our DRP will be priced at 97% of the estimated value per share for each class of our common stock, as determined by our Advisor Entities or other firms chosen for that purpose. We expect to establish an estimated value per share for each class of stock from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter.
No selling commissions, dealer manager fees or distribution fees are paid on shares issued pursuant to our DRP. Our board of directors may amend, suspend or terminate our DRP for any reason upon ten-days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP. On March 15, 2018, our board of directors determined to terminate our DRP effective April 2, 2018, after the issuance of shares with respect to distributions declared for the month of March 2018.
For the period from June 1, 2016 through December 31, 2017, we issued 8,279 Class A Shares, 5,875 Class T Shares and 373 Class I Shares totaling $81,183, $54,457 and $3,392, respectively, of gross offering proceeds pursuant to our DRP.
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
In November 2016, our board of directors determined to extend the Offering for one year to February 9, 2018. On February 2, 2018, we filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of the Company’s common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. In accordance with SEC rules and upon the filing of the follow-on registration statement, the Offering was extended to August 8, 2018, or for such longer period as permitted under applicable laws and regulations unless terminated earlier by our board of directors. The follow-on registration statement has not yet been declared effective by the SEC and there can be no assurance that we will commence the follow-on offering or successfully sell the full number of shares registered.

On March 15, 2018, our board of directors determined to terminate our Primary Offering effective March 31, 2018 and our DRP effective April 2, 2018, after the issuance of shares with respect to the distributions declared for the month of March 2018. For additional information regarding the termination of the Offering, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Termination of the Offering.”
For the period from the commencement of our Offering through December 31, 2017, we issued the following shares of common stock and raised the following gross proceeds in connection with our Offering (in thousands):

	Shares	Proceeds
Primary Offering	4,004	$38,839
DRP	15	139
Total	4,019	$38,978
From the commencement of our Offering through December 31, 2017, we incurred $1.4 million in selling commissions, $1.0 million in dealer manager fees, $0.3 million in distribution fees and $0.4 million in other offering costs in connection with the issuance and distribution of our registered securities and $1.8 million of these costs have been reallowed to third parties.
From the commencement of our Offering through December 31, 2017, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $35.9 million. From the commencement of our Offering through December 31, 2017, we used proceeds of $4.3 million to purchase an indirect interest in a real estate equity investment, $0.1 million to pay our Advisor Entities acquisition fees in connection with the purchase, $21.6 million to purchase interests in real estate debt investments, and $0.3 million to pay transaction costs incurred in connection with the purchases.
As of December 31, 2017, our Advisor Entities incurred organization and offering costs of $6.0 million on our behalf.
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
As of December 31, 2017, we had no repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2017, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.

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

	Years Ended December 31,
	2017	2016	2015(1)
Operating Data:
Total revenues	$2,047,775	$—	$—
Total expenses	776,327	451,554	1,000
Equity in earnings (losses) of unconsolidated venture	394,662	939,303	—
Net income (loss)	1,666,110	487,749	(1,000)
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	922,595	487,802	(999)
Net income (loss) per share, basic/diluted(2)	$0.32	$1.15	$(0.03)
Distributions declared per share of common stock(2)	$0.14	$0.05	$—
_______________________________________

(1)	Represents the period from December 23, 2015 (commencement of operations) through December 31, 2015.

(2)
Per share amounts for years ended December 31, 2016 and 2015 are adjusted to reflect the retroactive impact of the stock distributions issued in January and May 2017. Refer to Part II, Item 5. “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Use of Proceeds from Registered Securities” for further discussion.

	As of December 31,
	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$10,883,296	$4,595,392	$2,201,007	$201,007
Investment in unconsolidated venture, at fair value	5,388,487	5,173,075	—	—
Real estate debt investments, net	34,827,778	—	—	—
Total assets	51,371,865	10,645,143	2,201,007	201,007
Due to related party	386,792	228,830	20,000	—
Total liabilities	471,587	233,507	20,000	—
Total NorthStar/RXR New York Metro Real Estate, Inc. stockholders’ equity	37,369,959	10,410,690	2,180,008	200,007
Non-controlling interests	13,530,319	946	999	1,000
Total equity	50,900,278	10,411,636	2,181,007	201,007

	Years Ended December 31,
	2017	2016	2015(1)
Other Data:
Cash flow provided by (used in):
Operating activities	$1,423,640	$(264,000)	$—
Investing activities	(29,800,000)	(4,297,842)	—
Financing activities	34,664,264	6,956,227	2,000,000
_______________________________________

(1)	Represents the period from December 23, 2015 (commencement of operations) through December 31, 2015.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” and risk factors in Part I, Item 1A. “Risk Factors” of this report. References to “we,” “us” or “our” refer to NorthStar/RXR New York Metro Real Estate, Inc. and its subsidiaries unless the context specifically requires otherwise.
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
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of December 31, 2017, Colony NorthStar had approximately $42.7 billion of assets under management, including Colony NorthStar’s balance sheet investments and third party managed investments.
We are sub-advised by RXR NTR Sub-Advisor LLC, or our Sub-advisor, a Delaware limited liability company and a subsidiary of our other co-sponsor, RXR Realty LLC, or RXR. RXR is a New York-based, approximately 500-person vertically integrated real estate operating and development company with expertise in a wide array of value creation activities, including distressed investments, uncovering value in complex transactions, structured finance investments and real estate development. RXR’s core growth strategy is focused on New York City and the surrounding region. As of December 31, 2017, the RXR platform manages 72 commercial real estate properties and investments with an aggregate gross asset value of approximately $17.7 billion, comprising approximately 23.1 million square feet of commercial operating properties and approximately 6,300 multifamily and for sale units in various stages of development in the New York metropolitan area. Gross asset value is compiled by RXR in accordance with its fair value measurement policy and is comprised of capital invested by RXR and its partners, as well as leverage.
We, our Advisor and our Sub-advisor entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to our Sub-advisor. Our Advisor and Sub-advisor are collectively referred to as the Advisor Entities. Colony NorthStar and RXR are each referred to as a Co-sponsor and collectively as our Co-sponsors.
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
On March 28, 2014, as part of our formation, we issued 16,667 shares of common stock to a subsidiary of Colony NorthStar, and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A common stock, or the Class A Shares. On February 9, 2015, our registration statement on Form S-11 with the U.S. Securities and Exchange Commission, or SEC, was declared effective to offer a minimum of $2.0 million and a maximum of $2.0 billion in shares of common stock in a continuous, public offering, of which up to $1.8 billion is being offered pursuant to our primary offering, or Primary Offering, at a purchase price of $10.1111 per Class A Share and $9.5538 per share of Class T common stock, or the Class T Shares, and up to $200.0 million pursuant to our distribution reinvestment plan, or our DRP, at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share.
On December 23, 2015, we commenced operations by satisfying our minimum offering requirement in our Primary Offering as a result of a subsidiary of Colony NorthStar and RXR purchasing $1.5 million and $0.5 million in Class A Shares, respectively.
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
In November 2016, our board of directors approved an extension of the Offering by one year to February 9, 2018. On February 2, 2018, we filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of our common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. In accordance with SEC rules and upon the filing of the follow-on registration statement, the Offering was extended to August 8, 2018, or for such longer period as permitted under applicable laws and regulations unless terminated earlier by our board of directors. The follow-on registration statement has not yet been declared effective by the SEC and there can be no assurance that we will commence the follow-on offering or successfully sell the full number of shares registered.
On March 15, 2018, our board of directors determined to terminate our Primary Offering effective March 31, 2018 and our DRP effective April 2, 2018, after the issuance of shares with respect to the distributions declared for the month of March 2018. Following the termination of our Offering, we will continue to actively manage our portfolio. In addition, our board of directors, together with our Advisor Entities, will evaluate potential strategic opportunities focused on maximizing stockholder value. For additional information regarding the termination of the Offering, refer to “—Recent Developments—Termination of the Offering.”
From inception through March 15, 2018, we raised total gross proceeds of $40.6 million pursuant to our Offering, including gross proceeds of $278,478 pursuant to our DRP.
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

Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. The Federal Reserve’s December 2017 decision to raise the federal funds rate for the fifth time in almost a decade reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief that the labor market is close to or already at full employment, resulting in wage growth and consumer confidence. The Bureau of Economic Analysis released an advance estimate of U.S. real gross domestic product indicating a 2.6% increase in the fourth quarter of 2017 and a 2.3% increase for full-year 2017, driven by strong consumer spending, nonresidential fixed investment and exports. Although some market participants believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, significant increases across long-term rates have yet to materialize. The 10-year Treasury note rate remained steady at 2.40% at year-end, reflecting the market’s belief in a conservative longer-run inflation rate while the economy continues to strengthen.
The TCJA reduced corporate and individual tax rates effective 2018 and reformed the tax code in a way not seen since former President Ronald Reagan’s tax cuts in 1981 and tax reform in 1986. Economists and market participants appear to believe these tax cuts will bolster continued economic growth. With major stock indexes near all-time highs and corporate earnings generally exceeding estimates, investor sentiment reflects increased confidence in the global economy. The markets have reacted positively since the U.S. presidential election, with the S&P 500 up 25.4% and the ten-year Treasury note’s yield up 31.3%. While some market participants believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, we expect real estate prices and returns to remain attractive.
New York
We believe the New York real estate market remains poised for growth, as a rising population and improving labor market are bolstered by a renewed focus on infrastructure spending from all levels of government. The U.S. Census Bureau’s most recent estimate indicates New York City’s population was approximately 8.5 million as of July 2016, which represents an increase of approximately 4.4% over the April 2010 decennial census, equaling a pace of growth not witnessed since the 1920’s. In 2017, New York City’s total employment reached an all-time high of 4.5 million non-farm jobs (i.e., positions excluding agricultural, private household, non-profit organization and government jobs), having recovered all of the jobs lost in the last recession (source: New York State Department of Labor). Private sector employment in New York City increased 1.7% for the twelve months ended December 2017, with a broad range of industries showing positive annual gains. New York City’s unemployment rate also dropped from 4.9% in December 2016 to 4.3% as of December 2017 (source: New York State Department of Labor).
We believe there is a renewed focus on infrastructure spending from all levels of government (federal, state and local), which may reinforce New York City’s competitive advantages and support continued private sector growth. New York City is undergoing a large-scale transformation through significant public investments in its infrastructure, including the opening of the first subway expansion funded by the City of New York in 60 years, the connection of the Long Island Railroad with Grand Central Terminal and major improvements to local bridges, tunnels, harbors and airports. New York City also has a number of “shovel ready” projects poised to attract investment, including the redevelopment of LaGuardia Airport and the proposed redevelopment of John F. Kennedy Airport. These activities are anticipated to support a growing opportunity for private sector players to participate in public private partnerships to advance both public infrastructure projects and social infrastructure projects (i.e., projects relating to the infrastructure of universities, hospitals and others with similar, publicly-focused missions). We believe that real estate investors with regional investment expertise and long-standing local relationships, including with local governments and institutions, as well as access to capital and an ability to execute complex projects, will have a competitive advantage in sourcing and executing a variety of real estate transactions. We believe the combination of population growth, the expanding labor market and public infrastructure spending may reinforce New York City’s competitive advantages and support continued private sector growth.
Office & Residential Markets
We believe the New York City office market is in a state of equilibrium and the New York metropolitan area will remain a strong market for commercial real estate investing in the United States. Manhattan office leasing increased sharply in 2017, outperforming 2016’s activity by 16.0%. The 30.5 million square feet of leasing activity in 2017, the second highest level in 17 years, was fueled by an all-time high of 22 leases signed greater than 250,000 square feet up from only 10 in 2016 (source: Cushman & Wakefield Manhattan Marketbeat Q4 2017 Report). The strong leasing in 2017 was more than enough to offset delivery of new supply to the market and as a result, Manhattan’s overall vacancy rate is 40 basis points lower year-over-year to 8.9% (source: Cushman & Wakefield). In fact, all three Manhattan major markets (Midtown, Midtown South and Downtown) posted single-digit Class-A vacancy rates simultaneously for the first time since early 2009 (source: Cushman & Wakefield Manhattan Marketbeat Q4 2017 Report). It is anticipated an additional 5.7 million square feet of new construction will be delivered to the market in 2018. However, we expect that this new supply will be absorbed by several large deals in the pipeline, continued private sector job growth, the creation of new office-using jobs, as well as the conversion of obsolete buildings to alternate uses.

New York City’s multifamily market fundamentals include limited rental and sales inventory and low vacancies. Combined with a growing population and employment base, these factors have increased upward pressure on rental rates and property values. According to Marcus & Millichap, high prices for single-family homes are driving the vast majority of new households to opt for rental housing, pushing the overall vacancy rate in the New York City area to nearly 2.0% percent. We believe tight vacancy will continue to persist given the peak in new supply in 2017, however individual sub-markets may experience temporary upticks in vacancy as newly built projects lease up. As the pace of construction and newly built projects subside, we believe high-demand neighborhoods along commuter routes have the greatest potential for reacceleration of rent growth. These continued sound leasing fundamentals highlight the strength of New York City’s real estate market, which we expect will continue to outperform other major cities. We believe that these dynamics continue to create compelling investment and redevelopment opportunities for experienced and well-connected local owners and operators.
Notwithstanding the leasing activity success during 2017, Manhattan did see a decrease in investment sales. Manhattan office sales for 2017 totaled $34.9 billion, a 40.0% decrease from 2016 and a 57.0% decrease from this cycle’s peak in 2015 (source: Cushman & Wakefield). Market participants point to the bid/ask pricing gap, resulting in sellers being unable to secure the pricing they had hoped for. Some attribute this pricing gap to the surprise and subsequent uncertainty surrounding the Trump election victory, while others point to the elimination of the outlier bid/buyer who drove pricing in 2015/2016 but has since left the market in 2017. As a result, buyers appeared to be pausing, unsure that prices were supportable. During this period of decreasing volume, prices continued to rise, albeit at a decreasing rate, indicating a plateau had been reached. At the same time, the lending market became more accommodating, offering significant proceeds at low rates, resulting in a robust lending market, particularly for CMBS and alternative lenders.
Private Equity & Debt Markets
Despite access to funding, the real estate private equity market faces challenges finding attractive investment opportunities. We believe this could benefit Manhattan investment sales; despite high prices, real estate funds have a combined $244.0 billion in capital to invest according to Preqin, putting heavy weight on new equity. As a result, we expect to see pension fund executives begin to ratchet down their return expectations for this asset class. Nevertheless, we believe pension funds, endowments and other institutions have not lost their appetite for commercial property—allocations are still strong and there remains a robust demand for hard assets. In fact, according to a recent global institutional investor survey published by the European Association for Investors in Non-listed Real Estate Vehicles (INREV), Asian Association for Investors in Non-listed Real Estate Vehicles (ANREV) and Pension Real Estate Association (PREA) suggests continued positive sentiment toward real estate in general, and non-listed real estate in particular. According to the survey, 56% of global investors plan to increase their exposure to real estate over the next 24 months (source: Property Funds World). We believe these dynamics will continue support robust pricing in Manhattan and the surrounding markets, and manifest into increased investment sales activity in 2018.
After a relatively slower start to 2017, the CMBS market expanded in the second half of the year, issuing an aggregate $95.3 billion of debt (source: Commercial Mortgage Alert). Initial worries concerning new retention rules subsided and market activity increased. Construction lending has become increasingly difficult in 2017 as banks continue to struggle with regulatory requirements that generally have resulted in a more conservative lending posture, particularly with respect to condominium construction financing. The mentality of commercial banks has been to limit new construction loans to the best sponsors (who have a track record of successfully doing business), in the best locations, with a conservative loan structure. This has made it increasingly difficult for the run-of-the-mill borrower to obtain low interest rate financing at moderate leverage. Additionally, commercial banks do not lend against land value due to high-volatility commercial real estate, or HVCRE, regulations which require a developer to contribute 15 percent of a project’s value in cash. As a result, family or small developers who have held land for generations, cannot get land value from banks. The projects that are being financed by commercial banks are limited to those with proximity to a commuter train station providing easy access to New York City, high end finishes, luxury amenities and a walkable thriving downtown providing a diversified mix of restaurants, shops and bars.
Alternative lenders are moving to fill in the gap, providing financing options not offered by banks, albeit at a significant premium in pricing and generally with more recourse. The top five nonbank lenders funded $20.0 billion of bridge loans in 2016 (source: Bisnow). Many alternative lenders now can lend on cash flowing assets, transitional assets and ground up construction. We have observed that most alternative lenders are targeting the value-add space but are still driven by credit metrics, and as a result, do not take abnormal credit risk. Given the market experience and depth of our advisors’ teams, we have the skill to evaluate credit differently by underwriting the real estate to mitigate the lending risk. Additionally, we believe the real estate development and operating expertise of our sub-advisor, provides us with the capability to add value to a project that we lend on in ways that a typical lender cannot.

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
The following table presents our investment activity for the year ended December 31, 2017 and from inception through March 15, 2018:

	Year Ended	From Inception through
Investment Type:	December 31, 2017	March 15, 2018
Real estate equity(1)	$—	$11,030,895
CRE debt(2)	21,500,000	28,500,000
Total	$21,500,000	$39,530,895
_______________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(2)	Represents our proportionate share of the principal balance of our mezzanine loans.
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
We evaluate our investments, including investments in unconsolidated ventures, to determine whether each investment is a VIE. We analyze new investments, as well as reconsideration events for existing investments, which vary depending on type of investment.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or a simple majority vote.
We perform on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method or cost method, and for either method, we may elect the fair value option. We will account for an investment in an unconsolidated entity that does not qualify for equity method accounting using the cost method if we determine that we do not have significant influence. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
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
We may account for an investment in an unconsolidated entity using either the equity or cost methods, but may choose to record the investment at fair value by electing the fair value option. We elected the fair value option for our investment in an unconsolidated venture and record the corresponding results from operations, which includes dividends received and our share of the change in fair value of the underlying investment, as equity in earnings (losses) of unconsolidated venture on the consolidated statements of operations. We measure fair value using the net asset value, or NAV, of the underlying investment as a practical expedient as permitted by the guidance on fair value measurement. Dividends received in excess of cumulative equity in earnings from the unconsolidated venture will be deemed as a return of capital.
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
Credit Losses and Impairment on Investments
Real Estate Debt Investments
CRE debt investments are considered impaired when, based on current information and events, it is probable that we will not be able to collect all principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of reserves on a quarterly basis or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the investment, a reserve is recorded with a corresponding charge to a credit provision. The reserve is maintained at a level that is determined to be adequate by management to absorb probable losses. Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of December 31, 2017, we did not have any impaired CRE debt investments.
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
Recent Accounting Pronouncements
For recent accounting pronouncements, refer to Note 2, “Significant Accounting Policies” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data.”

Results of Operations
Comparison of the Year Ended December 31, 2017 to December 31, 2016:

	Years Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Interest income	$1,987,256	$—	$1,987,256	100.0%
Other income	60,519	—	60,519	100.0%
Total revenues	2,047,775	—	2,047,775	100.0%
Expenses
General and administrative expenses	420,782	158,417	262,365	165.6%
Asset management and other fees - related party	225,411	148,370	77,041	51.9%
Transaction costs	130,134	144,767	(14,633)	(10.1)%
Total expenses	776,327	451,554	324,773	71.9%
Income (loss) before equity in earnings (losses) of unconsolidated venture	1,271,448	(451,554)	1,723,002	381.6%
Equity in earnings (losses) of unconsolidated venture	394,662	939,303	(544,641)	(58.0)%
Net income (loss)	$1,666,110	$487,749	$1,178,361	241.6%
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
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increased approximately $77,000 from the year ended December 31, 2016 to December 31, 2017 as a result of a higher level of invested assets.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. Transaction costs of approximately $130,000 for the year ended December 31, 2017 are the result of costs associated with our investments in real estate debt. Transaction costs of approximately $145,000 for the year ended December 31, 2016 were incurred in connection with the investment in an unconsolidated venture.

Equity in Earnings (Losses) of Unconsolidated Venture

Equity in earnings of unconsolidated venture for the year ended December 31, 2017 represents dividends received of approximately $179,000 and an increase in the fair value of our unconsolidated investment of approximately $215,000. Equity in earnings of unconsolidated venture for the year ended December 31, 2016 includes dividends received of approximately $64,000 and an increase in the fair value of our unconsolidated investment of approximately $875,000.

Comparison of the Year Ended December 31, 2016 to December 31, 2015:

	Years Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Expenses
General and administrative expenses	$158,417	$1,000	$157,417	15,741.7%
Asset management and other fees - related party	148,370	—	148,370	100.0%
Transaction costs	144,767	—	144,767	100.0%
Total expenses	451,554	1,000	450,554	45,055.4%
Income (loss) before equity in earnings (losses) of unconsolidated venture	(451,554)	(1,000)	(450,554)	(45,055.4)%
Equity in earnings (losses) of unconsolidated venture	939,303	—	939,303	100.0%
Net income (loss)	$487,749	$(1,000)	$488,749	48,874.9%
Expenses
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
Transaction Costs
We incurred transaction costs in connection with the investment in an unconsolidated venture in December 2016.
Equity in Earnings (Losses) of Unconsolidated Venture
Equity in earnings of unconsolidated venture for the year ended December 31, 2016 includes dividends received of approximately $64,000 and an increase in the fair value of our unconsolidated investment of approximately $875,000, or 20.4%.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating activities and to make distributions. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We may access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 15, 2018, we had $5.5 million of investable cash.
Based on the sales volume to date, we expect to raise substantially less than the maximum offering amount in our Offering. Because we expect to raise substantially less than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of December 31, 2017, we have only raised $39.0 million in the Offering and have only made three investments. The Primary Offering will terminate on March 31, 2018 and the DRP will terminate on April 2, 2018, after the issuance of shares with respect to distributions declared for March 2018. On February 2, 2018, we filed a registration statement on Form S-11 with the SEC for a follow-on offering of up to $200 million in shares. The follow-on offering has not yet been declared effective by the SEC and there can be no assurance that the Company will commence the follow-on offering or successfully sell the full number of shares registered.
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
Cash Flows
The following presents our consolidated statement of cash flows for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015	2017 vs. 2016 Change	2016 vs. 2015 Change
Cash flow provided by (used in):
Operating activities	$1,423,640	$(264,000)	$—	$1,687,640	$(264,000)
Investing activities	(29,800,000)	(4,297,842)	—	(25,502,158)	(4,297,842)
Financing activities	34,664,264	6,956,227	2,000,000	27,708,037	4,956,227
Net increase (decrease) in cash and cash equivalents	$6,287,904	$2,394,385	$2,000,000	$3,893,519	$394,385
Year Ended December 31, 2017 Compared to December 31, 2016
Operating Activities
Net cash provided by operating activities of $1.4 million for the year ended December 31, 2017 primarily related to interest income earned on our CRE debt investments and distributions received from our investment in an unconsolidated venture, partially offset by asset management fees and other operating expenses. Net cash used in operating activities of $0.3 million for the year ended December 31, 2016 primarily related to asset management and acquisition fees incurred as a result of our investment in an unconsolidated venture as well as other operating expenses.
Investing Activities
Net cash used in investing activities of $29.8 million for the year ended December 31, 2017 related to the acquisition and origination of our two CRE debt investments, excluding $5.0 million of non-cash contributions from non-controlling interests related to the acquisition of our CRE debt investment in May 2017. Net cash used in investing activities of $4.3 million for the year ended December 31, 2016 related to our investment in an unconsolidated venture.
Financing Activities
Net cash provided by financing activities of $34.7 million for the year ended December 31, 2017 related to proceeds from the issuance of common stock, and contributions from non-controlling interests in connection with the acquisition and origination of our two CRE debt investments, partially offset by distributions paid on our common stock. Net cash provided by financing activities of $7.0 million for the year ended December 31, 2016 primarily related to proceeds from the issuance of common stock, partially offset by distributions paid on our common stock.

Year Ended December 31, 2016 Compared to December 31, 2015
Operating Activities
Net cash used in operating activities of $0.3 million for the year ended December 31, 2016 primarily related to asset management fees, acquisition fees and transaction costs incurred as a result of our investment in an unconsolidated venture, as well as other operating expenses.
Investing Activities
Net cash used in investing activities of $4.3 million for the year ended December 31, 2016 related to our investment in an unconsolidated venture.
Financing Activities
Net cash provided by financing activities of $7.0 million for the year ended December 31, 2016 related to proceeds from the issuance of common stock, offset by distributions paid on our common stock.
Contractual Obligations and Commitments
As of December 31, 2017, except with respect to fees under our advisory agreement (as discussed below), we had no significant future contractual obligations and commitments due. Subject to certain restrictions and limitations, our Advisor Entities are responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. For such services, our Advisor Entities receive management fees from us. Future amounts due under the advisory agreement are not disclosed as those obligations do not have fixed and determinable payments.
Off-Balance Sheet Arrangements
As of December 31, 2017, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made an investment in an unconsolidated venture. Refer to Note 3, “Investment in Unconsolidated Venture” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated venture in our consolidated financial statements. Our exposure to loss is limited to the carrying value of our investment.
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
We entered into advisory and sub-advisory agreements with our Advisor Entities, which each have a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor Entities and our board of directors, including a majority of our independent directors. In February 2017, we amended and restated our advisory agreement, or the Amended Advisory Agreement, with our Advisor for a term ending June 30, 2017, which eliminated the acquisition fees and disposition fees payable to our Advisor Entities, and reduced the monthly asset management fee payable to our Advisor Entities from one-twelfth of 1.25% to one-twelfth of 1.0% (as discussed further below). On March 17, 2017, we entered into a second amended and restated sub-advisory agreement with our Sub-advisor for a term ending June 30, 2017, which reflected the amendments to the fees in the Amended Advisory Agreement. In June 2017, the Amended Advisory Agreement and the sub-advisory agreement were renewed for additional one-year terms commencing on June 30, 2017, with terms identical to those in effect through June 30, 2017.
We pay our Sub-advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property. Below is a description of the fees and reimbursements in effect commencing on February 7, 2017 incurred to our Advisor Entities.

Fees to Advisor Entities
Asset Management Fee
In February 2017, the Amended Advisory Agreement reduced the monthly asset management fee payable to one-twelfth of 1.0% of the cost of investments or sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture). Prior to that date, our Advisor Entities received a monthly asset management fee equal to one-twelfth of 1.25% of the cost of investments.
Incentive Fee
Our Advisor Entities, or their affiliates, are entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.
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
During the year ended December 31, 2017, $122,475 of distribution fees were recorded as a reduction to stockholders’ equity. As of December 31, 2017, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on our consolidated balance sheets, with an offset to additional paid-in capital, was $163,036.
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to our Advisor Entities and our Dealer Manager for the years ended December 31, 2017 and 2016 and the amount due to related party as of December 31, 2017, 2016 and 2015:

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Year Ended December 31, 2017		Due to Related Party as of December 31, 2017
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$619	$225,411	$198,921	$27,109
Reimbursements to Advisor Entities
Operating costs(1)	General and administrative expenses	56,075	151,391	71,201	136,265
Organization(2)	General and administrative expenses	1,436	14,166	12,577	3,025
Offering(2)	Cost of capital(3)	27,174	269,151	238,968	57,357
Selling commissions	Cost of capital(3)	—	1,066,305	1,066,305	—
Dealer Manager Fees	Cost of capital(3)	—	755,739	755,739	—
Distribution Fees	Cost of capital(3)	143,526	122,475	102,965	163,036
Total		$228,830	$2,604,638	$2,446,676	$386,792

_______________________________________

(1)
As of December 31, 2017, our Advisor Entities have incurred unreimbursed operating costs on our behalf of $13.2 million that remain eligible to allocate to us. For the year ended December 31, 2017, total operating expenses included in the 2%/25% Guidelines represented 2.0% of average invested assets and 43.4% of net income without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(2)	As of December 31, 2017, our Advisor Entities have incurred unreimbursed organization and offering costs on our behalf of $5.7 million that remain eligible to allocate to us.

(3)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2017, the ratio of offering costs to total capital raised was 7.8%.

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2015	Year Ended December 31, 2016		Due to Related Party as of December 31, 2016
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$—	$38,272	$37,653	$619
Acquisition(1)	Asset management and other fees-related party	—	110,098	110,098	—
Disposition(1)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	—	83,665	27,590	56,075
Organization(3)	General and administrative expenses	1,000	4,259	3,823	1,436
Offering(3)	Cost of capital(4)	19,000	80,819	72,645	27,174
Selling commissions	Cost of capital(4)	—	354,699	354,699	—
Dealer Manager Fees	Cost of capital(4)	—	228,931	228,931	—
Distribution Fees	Cost of capital(4)	—	145,565	2,039	143,526
Total		$20,000	$1,046,308	$837,478	$228,830
_______________________________________

(1)
Acquisition fees related to investments in unconsolidated joint ventures are generally included in investments in unconsolidated ventures on the consolidated balance sheets when the fair value option is not elected for the investment, but is expensed as incurred when the fair value option is elected. Our Advisor Entities may determine to defer fees or seek reimbursement.

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

Distribution Support Agreement
Pursuant to our Distribution Support Agreement, NorthStar Realty, which is now a subsidiary of Colony NorthStar, and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of our common stock at a current offering price for Class A Shares, net of selling commissions and dealer manager fees, if cash distributions exceed MFFO (as computed in accordance with the definition established by the IPA, and adjusted for certain items) to provide additional funds to support distributions to our stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of our Class A Shares for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. From inception through December 31, 2017, pursuant to the Distribution Support Agreement, NorthStar Realty and RXR agreed to purchase an additional 2,399 and 800 shares of our Class A Shares, respectively, for an aggregate amount of approximately $29,000.
In November 2016, our board of directors amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the primary portion of the Offering.
Investments
We expect to acquire more than a majority of our investments through joint venture arrangements with VAF III, an institutional real estate investment fund affiliated with RXR, or future funds or investment entities advised by affiliates of RXR. The Chief Executive Officer of RXR is a member of our board. As of December 31, 2017, all of our investments were structured through joint venture arrangements with VAF III.
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

In March 2017, Colony NorthStar, through an affiliate, committed $25.0 million to VAF III for the purposes of investing in CRE located in New York City. As of December 31, 2017, Colony NorthStar had funded $10.5 million to VAF III, and had a remaining unfunded commitment of $14.5 million.
Sub-advisor Fees
Affiliates of our Sub-advisor provide leasing and management services for the property underlying our unconsolidated venture investment in 1285 AoA. For the year ended December 31, 2017, our indirect share of management fees incurred by the unconsolidated venture was approximately $75,000. Refer to Note 3, “Investment in Unconsolidated Venture” in Item 8. “Financial Statements and Supplementary Data” for further discussion.
Recent Developments
Common Stock from Primary Offering
For the period from January 1, 2018 through March 15, 2018, we issued 35,942 Class A Shares, 75,739 Class T Shares and 39,286 Class I Shares, representing gross proceeds of $0.4 million, $0.7 million and $0.4 million, respectively.
Follow-on Public Offering and Extension of the Offering
On February 2, 2018, we filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of our common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. In accordance with SEC rules and upon the filing of the follow-on registration statement, the Offering was extended to August 8, 2018, or for such longer period as permitted under applicable laws and regulations unless terminated earlier by our board of directors. The follow-on registration statement has not yet been declared effective by the SEC and there can be no assurance that we will commence the follow-on offering or successfully sell the full number of shares registered.

Termination of the Offering
On March 15, 2018, our board of directors determined to terminate our Primary Offering effective March 31, 2018 and our DRP effective April 2, 2018, after the issuance of shares with respect to the distributions declared for the month of March 2018. Accordingly, any distributions commencing with distributions declared for the month of April 2018 will be paid in cash.
Investment Activity
On February 23, 2018, we, through a subsidiary of our operating partnership, completed the acquisition of an additional $7.0 million interest in the Jane Street Loan, a $20.0 million mezzanine loan secured by a pledge of an ownership interest in a luxury condominium development project located in the West Village of New York City. We acquired a $12.0 million interest in the loan at origination in August 2017, and together with the additional investment, now hold a $19.0 million interest in the loan. We acquired the additional interest from VAF III. We funded the investment with proceeds from our ongoing initial public offering of common stock.
Distributions
On March 15, 2018, our board of directors approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended June 30, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
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
Acquisition fees and expenses paid to third parties in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore included in the computation of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. We adjust MFFO for the amortization of acquisition fees in the period when such amortization is recognized under U.S. GAAP. Acquisition expenses are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition expenses, such expenses would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition expenses incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders.
Acquisition fees and expenses paid to third parties in connection with the acquisition of equity investments are generally considered expenses and are included in the determination of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. Such fees and expenses will not be reimbursed by third parties, and therefore, if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operating earnings, cash flow or net proceeds from the sale of investments or properties. All paid and accrued acquisition fees and expenses will have negative effects on future distributions to stockholders and cash flow generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders:

	Years Ended December 31,
	2017	2016	2015
Funds from operations:
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$922,595	$487,802	$(1,000)
FFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$922,595	$487,802	$(1,000)
Modified funds from operations:
FFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$922,595	$487,802	$(1,000)
Adjustments:
Acquisition fees and transaction costs	130,134	254,865	—
Changes to fair value of unconsolidated venture	(215,412)	(875,233)	—
Amortization of origination fee on real estate debt investment	(27,778)	—	—
Adjustments related to non-controlling interests	11,111	—	—
MFFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$820,650	$(132,566)	$(1,000)
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From May 16, 2016 through September 30, 2017, we paid an annualized distribution amount of $0.10 per share of our common stock (not adjusted for the retroactive impact of the stock distributions issued in January and May 2017). From October 1, 2017 through December 31, 2017, we paid an annualized distribution amount of $0.275 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017		2016
Distributions(1)
Cash	$172,262		$19,345
DRP	181,473		4,582
Total	$353,735		$23,927

Sources of Distributions
Funds from Operations	$353,735	100%	$23,927	(2)	100%

Offering proceeds - Distribution support	—	—%	—	(3)	—%
Offering proceeds - Other	—	—%	—	(3)	—%
Total	$353,735	100%	$23,927		100%

Cash Flow Provided by (Used in) Operations	$1,423,640		$(264,000)
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

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

Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. Future distributions declared and paid may exceed cash flow provided by operations. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted. Distributions in excess of our cash flow provided by operations will be paid using Offering proceeds related to distribution support and other offering proceeds.
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
Interest Rate Risk
We may be exposed to changes in interest income from our investments in real estate debt. Our CRE debt investments bear interest at floating rates. The interest rates on our floating-rate assets are fixed spreads over the one-month LIBOR and reprice every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments. As of December 31, 2017, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate ceiling) would increase income by $150,000 annually.
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

Credit Risk
Credit risk in our CRE debt investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor Entities’ comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. As of December 31, 2017, we had only two debt investments, which contributed 100% of our investment income.  Given our limited number of investments, we have significant exposure to the credit risk of each of the borrowers underlying our debt investments.
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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NorthStar/RXR New York Metro Real Estate, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2014.
New York, New York
March 19, 2018

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$10,883,296	$4,595,392
Investment in unconsolidated venture, at fair value	5,388,487	5,173,075
Real estate debt investments, net	34,827,778	—
Interest receivable	240,630	—
Receivables, net	31,674	876,676
Total assets(1)	$51,371,865	$10,645,143

Liabilities
Due to related party	$386,792	$228,830
Distribution payable	84,795	4,677
Total liabilities(1)	471,587	233,507

Equity
NorthStar/RXR New York Metro Real Estate, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Class A common stock, $0.01 par value, 120,000,000 shares authorized, 2,046,869 and 765,723 shares issued and outstanding as of December 31, 2017 and 2016, respectively	20,469	7,657
Class T common stock, $0.01 par value, 240,000,000 shares authorized, 2,213,824 and 296,314 shares issued and outstanding as of December 31, 2017 and 2016, respectively	22,138	2,963
Class I common stock, $0.01 par value, 40,000,000 shares authorized, 139,651 and 73,524 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1,397	735
Additional paid-in capital	36,297,515	9,937,027
Retained earnings	1,028,440	462,308
Total NorthStar/RXR New York Metro Real Estate, Inc. stockholders’ equity	37,369,959	10,410,690
Non-controlling interests	13,530,319	946
Total equity	50,900,278	10,411,636
Total liabilities and equity	$51,371,865	$10,645,143
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar/RXR Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of December 31, 2017, the Operating Partnership includes $34.8 million of assets of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
Revenues
Interest income	$1,987,256	$—	$—
Other income	60,519	—	—
Total revenues	2,047,775	—	—
Expenses
General and administrative expenses	420,782	158,417	1,000
Asset management and other fees - related party	225,411	148,370	—
Transaction costs	130,134	144,767	—
Total expenses	776,327	451,554	1,000
Income (loss) before equity in earnings (losses) of unconsolidated venture	1,271,448	(451,554)	(1,000)
Equity in earnings (losses) of unconsolidated venture	394,662	939,303	—
Net income (loss)	1,666,110	487,749	(1,000)
Net (income) loss attributable to non-controlling interests	(743,515)	53	1
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$922,595	$487,802	$(999)
Net income (loss) per share, basic/diluted(1)	$0.32	$1.15	$(0.03)
Weighted average number of shares outstanding, basic/diluted(1)	2,918,208	348,829	29,024
_______________________________________

(1)	Per share amounts for the years ended 2016 and 2015 are adjusted to reflect the retroactive impact of the stock distributions issued in January and May 2017. Refer to Note 7, “Stockholders’ Equity”.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock						Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T		Class I
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	242,003	$2,420	—	$—	—	$—	$2,178,587	$(999)	$2,180,008	$999	$2,181,007
Net proceeds from issuance of common stock	500,903	5,009	296,308	2,963	73,524	735	7,688,582	—	7,697,289	—	7,697,289
Issuance and amortization of equity-based compensation	22,500	225	—	—	—	—	66,129	—	66,354	—	66,354
Stock distributions declared	—	—	—	—	—	—	568	(568)	—	—	—
Distributions declared	—	—	—	—	—	—	—	(23,927)	(23,927)	—	(23,927)
Proceeds from distribution reinvestment plan	317	3	6	—	—	—	3,161	—	3,164	—	3,164
Net income (loss)	—	—	—	—	—	—	—	487,802	487,802	(53)	487,749
Balance as of December 31, 2016	765,723	$7,657	296,314	$2,963	73,524	$735	$9,937,027	$462,308	$10,410,690	$946	$10,411,636
Net proceeds from issuance of common stock	1,094,050	10,941	1,766,072	17,660	53,407	534	26,092,329	—	26,121,464	—	26,121,464
Issuance and amortization of equity-based compensation	7,500	75	—	—	—	—	133,002	—	133,077	—	133,077
Stock distributions declared and issued	171,634	1,716	145,568	1,456	12,348	124	(568)	(2,728)	—	—	—
Non-controlling interests - contributions	—	—	—	—	—	—	—	—	—	13,513,107	13,513,107
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	—	(727,249)	(727,249)
Distributions declared	—	—	—	—	—	—	—	(353,735)	(353,735)	—	(353,735)
Proceeds from distribution reinvestment plan	7,962	80	5,870	59	372	4	135,725	—	135,868	—	135,868
Net income (loss)	—	—	—	—	—	—	—	922,595	922,595	743,515	1,666,110
Balance as of December 31, 2017	2,046,869	$20,469	2,213,824	$22,138	139,651	$1,397	$36,297,515	$1,028,440	$37,369,959	$13,530,319	$50,900,278

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,666,110	$487,749	$(1,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of origination fee on real estate debt investment	(27,778)	—	—
Amortization of equity-based compensation	133,077	66,354	—
Equity in (earnings) losses of unconsolidated venture	(394,662)	(939,303)	—
Dividends from unconsolidated venture	179,250	64,070	—
Changes in assets and liabilities:
Interest Receivable	(240,630)	—	—
Due to related party	108,273	57,130	1,000
Net cash provided by (used in) operating activities	1,423,640	(264,000)	—
Cash flows from investing activities:
Investments in real estate debt	(29,800,000)	—	—
Investment in unconsolidated venture	—	(4,297,842)	—
Net cash provided by (used in) investing activities	(29,800,000)	(4,297,842)	—
Cash flows from financing activities:
Net proceeds from issuance of common stock	26,995,302	6,964,046	—
Net proceeds from issuance of common stock, related party	20,853	8,267	2,000,000
Distributions paid on common stock	(273,617)	(19,250)	—
Proceeds from distribution reinvestment plan	135,868	3,164	—
Contributions from non-controlling interests	8,513,107	—	—
Distributions to non-controlling interests	(727,249)	—	—
Net cash provided by (used in) financing activities	34,664,264	6,956,227	2,000,000
Net increase (decrease) in cash and cash equivalents	6,287,904	2,394,385	2,000,000
Cash and cash equivalents - beginning of period	4,595,392	2,201,007	201,007
Cash and cash equivalents - end of period	$10,883,296	$4,595,392	$2,201,007

Supplemental disclosure of non-cash investing and financing activities:
Accrued of cost of capital (refer to Note 5)	$49,693	$210,711	$19,000
Subscriptions receivable, gross	70,000	935,687	—
Distribution payable	84,795	4,677	—
Contributions from non-controlling interests	5,000,000	—	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar/RXR New York Metro Real Estate, Inc. (the “Company”) was formed to acquire a high-quality commercial real estate (“CRE”) portfolio concentrated in the New York metropolitan area, and in particular New York City, with a focus on office, mixed-use properties and a lesser emphasis on multifamily properties. The Company intends to complement this strategy by originating and acquiring: (i) CRE debt, including subordinate loans and participations in such loans and preferred equity interests; and (ii) joint ventures and partnership interests in CRE related investments. The Company was formed on March 21, 2014 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2016.
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
On March 28, 2014, as part of its formation, the Company issued 16,667 shares of common stock to NorthStar Realty, which is now a subsidiary of Colony NorthStar, and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A Shares. On February 9, 2015, the Company’s registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) was declared effective to offer a minimum of $2.0 million and a maximum of $2.0 billion in shares of common stock in a continuous, public offering, of which up to $1.8 billion is being offered pursuant to its primary offering (the “Primary Offering”) at a purchase price of $10.1111 per Class A Share and $9.5538 per Class T Share and up to $200.0 million pursuant to its distribution reinvestment plan (the “DRP”) at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share.
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
In November 2016, the Company’s board of directors approved an extension of the Offering by one year to February 9, 2018. On February 2, 2018, the Company filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of the Company’s common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. In accordance with SEC rules and upon the filing of the follow-on registration statement, the Offering was extended to August 8, 2018, or for such longer period as permitted under applicable laws and regulations unless terminated earlier by the Company’s board of directors. The follow-on registration statement has not yet been declared effective by the SEC and there can be no assurance that the Company will commence the follow-on offering or successfully sell the full number of shares registered.
On March 15, 2018, the Company’s board of directors determined to terminate the Primary Offering effective March 31, 2018 and the DRP effective April 2, 2018, after the issuance of shares with respect to the distributions declared for the month of March 2018.
From inception through March 15, 2018, the Company raised total gross proceeds of $40.6 million pursuant to the Offering, including gross proceeds of $278,478 pursuant to the DRP.

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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company evaluates its investments, including investments in unconsolidated ventures, to determine whether each investment is a VIE. The Company analyzes new investments, as well as reconsideration events for existing investments, which vary depending on type of investment.
The most significant consolidated VIE is the Operating Partnership, which is a VIE because the non-controlling interests do not have substantive kick-out or participating rights. The Company consolidates this entity because it controls all significant business activities. The Operating Partnership consolidates certain VIEs that have non-controlling interests. Included in real estate debt investment on the Company’s consolidated balance sheets as of December 31, 2017 is $34.8 million related to such consolidated VIEs. The Company consolidates these entities because it determined it is the primary beneficiary.
As of December 31, 2017, the Company identified unconsolidated VIEs related to its investment in an unconsolidated venture. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of December 31, 2017. The Company did not provide financial support to the unconsolidated VIEs during the year ended December 31, 2017. As of December 31, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
The Company’s maximum exposure to loss as of December 31, 2017 would not exceed its investment in the VIEs. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity date of three months or less to be cash equivalents. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash and cash equivalents with major financial institutions. To date, the Company has not experienced any losses on cash and cash equivalents. Interest income earned on cash deposits is reflected as other income in the consolidated statements of operations.
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
Acquisition Expenses
The total of all acquisition expenses for an investment cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. From inception through December 31, 2017, total acquisition expenses did not exceed the allowed limit for any investment. The Company records as an expense certain acquisition costs associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Credit Losses and Impairment on Investments
Real Estate Debt Investments
CRE debt investments are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the investment as well

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the investment, a reserve is recorded with a corresponding charge to a credit provision. The reserve is maintained at a level that is determined to be adequate by management to absorb probable losses. Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of December 31, 2017, the Company did not have any impaired CRE debt investments.
Investments in Unconsolidated Ventures
The Company will review its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company will consider U.S. and global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations. As of December 31, 2017, the Company did not have any investments in unconsolidated ventures for which the Company did not elect the fair value option.
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
Cash Flow Classifications—In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in certain classifications on the statement of cash flows. This guidance addresses eight types of cash flows, which includes clarifying how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, as well as requiring an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach, among others. Transition will generally be on a retrospective basis. The Company adopted this standard on January 1, 2018. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
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
Business Combinations—In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business combination. The Company adopted the standard on its required effective date of January 1, 2018. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Derecognition of Partial Sales of Nonfinancial Assets—In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets.  In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. The effective date for this guidance is January 1, 2018, with early adoption permitted beginning January 1, 2017.  The Company adopted this standard on January 1, 2018, using the modified retrospective approach.  Under the new standard, if the Company sells a partial interest in its real estate assets to noncustomers or contributes real estate assets to unconsolidated ventures, and the Company retains a noncontrolling interest in the asset, such transactions could result in a larger gain on sale.  The adoption of this standard could have a material impact to the Company's results of operations in a period

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

if the Company sells a significant partial interest in a real estate asset. There were no such sales for the year ended December 31, 2017.

3.	Investment in Unconsolidated Venture
The following is a description of the Company’s investment in an unconsolidated venture, which the Company has elected to account for under the fair value option.
1285 Avenue of the Americas Venture
As of December 31, 2017, the Company held a non-controlling interest of approximately 1.0% in 1285 Avenue of the Americas (“1285 AoA”), a 1.8 million square foot Class-A office building located in midtown Manhattan. The remainder of the building is owned by institutional investors and funds affiliated with the Company’s Sub-advisor. The acquisition was part of an approximately $1.65 billion transaction in May 2016 that was sourced by RXR, the Company’s Co-sponsor and affiliate of its Sub-advisor. The purchase was approved by the Company’s board of directors, including all of its independent directors.
The Company’s investment is accounted for as a cost method investment, for which the Company has elected the fair value option. As of December 31, 2017, the carrying value of the Company’s investment in an unconsolidated venture was $5.4 million. For the year ended December 31, 2017, the Company recognized equity in earnings of the unconsolidated venture of $394,662, comprising dividends received of $179,250 and an increase in fair value of the investment of $215,412.

4.	Real Estate Debt Investments
The following table presents the Company’s real estate debt investments as of December 31, 2017:

Asset type:	Count	Principal Amount	Carrying Value	Spread over LIBOR(1)	Floating Rate as % of Principal Amount
Mezzanine loans(2)(3)	2	$35,000,000	$34,827,778	9.39%	100.0%
____________________________________________

(1)	Represents weighted average spread over LIBOR, based on principal amount.

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
In August 2017, the Company, through a subsidiary of the Operating Partnership, completed the origination of a $12.0 million pari passu interest in a $20.0 million mezzanine loan, secured by a pledge of an ownership interest in a luxury condominium development project located in the West Village of New York City. The Company completed the investment through a partnership with VAF III, which contributed the remaining $8.0 million of the loan origination. The loan bears interest at a floating rate of 9.5% over the one-month LIBOR, with a LIBOR ceiling of 1.5%. The loan had a 1.0% origination fee and has an initial term of three years, with two one-year extension options available to the borrower. Refer to Note 11, “Subsequent Events” for discussion of the February 2018 acquisition of an additional interest in the loan.

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
The Company entered into advisory and sub-advisory agreements with the Advisor Entities, which each have a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Advisor Entities and the Company’s board of directors, including a majority of its independent directors. In February 2017, the Company amended and restated its advisory agreement (the “Amended Advisory Agreement”) with the Advisor for a term ending June 30, 2017, which eliminated the acquisition fees and disposition fees payable to the Advisor Entities, and reduced the monthly asset management fee payable to the Advisor Entities from one-twelfth of 1.25% to one-twelfth of 1.0% (as discussed further below). On March 17, 2017, the Company entered into a second amended and restated sub-advisory agreement with its Sub-advisor for a term ending June 30, 2017, which reflected the amendments to the fees in the Amended Advisory Agreement. In June 2017, the Amended Advisory Agreement and the sub-advisory agreement were renewed for additional one-year terms commencing on June 30, 2017, with terms identical to those in effect through June 30, 2017.
The Company pays the Sub-advisor, or its affiliates, development, leasing, property management and construction related service fees that are usual and customary for owners and operators in the geographic area of the property. Below is a description of the fees and reimbursements in effect commencing on February 7, 2017 incurred to the Advisor Entities.
Fees to Advisor Entities
Asset Management Fee
In February 2017, the Amended Advisory Agreement reduced the monthly asset management fee payable to one-twelfth of 1.0% of the cost of investments or sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture). Prior to that date, the Advisor Entities received a monthly asset management fee equal to one-twelfth of 1.25% of the cost of investments.
Incentive Fee
The Advisor Entities, or their affiliates, are entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.
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
Reimbursements to Advisor Entities
Operating Costs
The Advisor Entities are entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor Entities in connection with administrative services provided to the Company. The Advisor Entities allocate, in good faith, indirect costs to the Company related to the Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor Entities. The indirect costs include the Company’s allocable share of the Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to the Company’s affairs. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor Entities receive an acquisition fee or a disposition fee. The Advisor Entities allocate these costs to the Company relative to its and its affiliates’ other managed companies in good faith and have reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor Entities update the board of directors on a quarterly basis of any material changes to the expense allocation and provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “2%/25% Guidelines”). Notwithstanding the above, the Company may reimburse the Advisor Entities for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
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
During the year ended December 31, 2017, $122,475 of distribution fees were recorded as a reduction to stockholders’ equity. As of December 31, 2017, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on the Company’s consolidated balance sheets, with an offset to additional paid-in capital, was $163,036.
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to the Advisor Entities and the Dealer Manager for the years ended December 31, 2017 and 2016 and the amount due to related party as of December 31, 2017, 2016 and 2015:

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Year Ended December 31, 2017		Due to Related Party as of December 31, 2017
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$619	$225,411	$198,921	$27,109
Reimbursements to Advisor Entities
Operating costs(1)	General and administrative expenses	56,075	151,391	71,201	136,265
Organization(2)	General and administrative expenses	1,436	14,166	12,577	3,025
Offering(2)	Cost of capital(3)	27,174	269,151	238,968	57,357
Selling commissions	Cost of capital(3)	—	1,066,305	1,066,305	—
Dealer Manager Fees	Cost of capital(3)	—	755,739	755,739	—
Distribution Fees	Cost of capital(3)	143,526	122,475	102,965	163,036
Total		$228,830	$2,604,638	$2,446,676	$386,792
_______________________________________

(1)	As of December 31, 2017, the Advisor Entities have incurred unreimbursed operating costs on behalf of the Company of $13.2 million that remain eligible to allocate to the Company.

(2)	As of December 31, 2017, the Advisor Entities have incurred unreimbursed organization and offering costs on behalf of the Company of $5.7 million that remain eligible to allocate to the Company.

(3)
Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity. For the year ended December 31, 2017, the ratio of offering costs to total capital raised was 7.8%.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2015	Year Ended December 31, 2016		Due to Related Party as of December 31, 2016
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$—	$38,272	$37,653	$619
Acquisition(1)	Asset management and other fees-related party	—	110,098	110,098	—
Disposition(1)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	—	83,665	27,590	56,075
Organization(3)	General and administrative expenses	1,000	4,259	3,823	1,436
Offering(3)	Cost of capital(4)	19,000	80,819	72,645	27,174
Selling commissions	Cost of capital(4)	—	354,699	354,699	—
Dealer Manager Fees	Cost of capital(4)	—	228,931	228,931	—
Distribution Fees	Cost of capital(4)	—	145,565	2,039	143,526
Total		$20,000	$1,046,308	$837,478	$228,830
_______________________________________

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

Distribution Support Agreement
Pursuant to the Distribution Support Agreement, NorthStar Realty, which is now a subsidiary of Colony NorthStar, and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of the Company’s common stock at a current offering price for Class A Shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of the Company’s Class A Shares for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. From inception through December 31, 2017, pursuant to the Distribution Support Agreement, NorthStar Realty and RXR agreed to purchase an additional 2,399 and 800 shares of the Company’s Class A Shares, respectively, for an aggregate amount of approximately $29,000.
In November 2016, the Company’s board of directors amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the primary portion of the Offering.
Investments
The Company expects to acquire more than a majority of its investments through joint venture arrangements with VAF III, an institutional real estate investment fund affiliated with RXR, or future funds or investment entities advised by affiliates of RXR. The Chief Executive Officer of RXR is a member of the Company’s board. As of December 31, 2017, all of the Company’s investments were structured through joint venture arrangements with VAF III.
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
In March 2017, Colony NorthStar, through an affiliate, committed $25.0 million to VAF III for the purposes of investing in CRE located in New York City. As of December 31, 2017, Colony NorthStar had funded $10.5 million to VAF III, and had a remaining unfunded commitment of $14.5 million.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sub-advisor Fees
Affiliates of the Company’s Sub-advisor provide leasing and management services for the property underlying the Company’s unconsolidated venture investment in 1285 AoA. For the year ended December 31, 2017, the Company’s indirect share of management fees incurred by the unconsolidated venture was approximately $75,000. Refer to Note 3, “Investment in Unconsolidated Venture” to the Consolidated Financial Statements for further discussion of the Company’s investment in an unconsolidated venture.

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
Pursuant to the Plan, the Company granted Class A Shares of restricted common stock to its three independent directors concurrent with when the Company made its first investment in May 2016. As of December 31, 2017, the Company’s independent directors have been granted a cumulative total of 30,000 Class A Shares of restricted common stock for an aggregate value of $0.3 million, based on the share price on the date of each grant. The restricted common stock granted vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $133,077 and $66,354 for the years ended December 31, 2017 and 2016, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. As of December 31, 2017, unvested shares totaled 11,250.

7.	Stockholders’ Equity
Common Stock from Primary Offering
The following table presents Class A Shares, Class T Shares and Class I Shares the Company issued, and the corresponding gross proceeds generated, in connection with its Primary Offering for the years ended December 31, 2017 and 2016, and the period from inception through December 31, 2017 (in thousands):

	Class A Shares	Class T Shares	Class I Shares
Year ended December 31 2017
Shares issued	1,094	1,766	53
Gross proceeds	$10,973	$16,873	$486
Year ended December 31, 2016
Shares issued	501	296	74
Gross proceeds	$5,007	$2,831	$669
Inception through December 31, 2017
Shares issued	1,815	2,062	128
Gross proceeds	$17,980	$19,704	$1,155
In November 2016, the Company’s board of directors approved an extension of the Offering by one year to February 9, 2018. In February 2018, the Company filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of the Company’s common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. In accordance with SEC rules and upon the filing of the follow-on registration statement, the Offering was extended to August 8, 2018, or for such longer period as permitted under applicable laws and regulations unless terminated earlier by the Company’s board of directors. The follow-on registration statement has not yet been declared effective by the SEC and there can be no assurance that the Company will commence the follow-on offering or successfully sell the full number of shares registered. On March 15, 2018, the Company’s board of directors dete

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rmined to terminate the Primary Offering effective March 31, 2018 and the DRP effective April 2, 2018, after the issuance of shares with respect to the distributions declared for the month of March 2018.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the same class, in lieu of receiving cash distributions, at a price equal to $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share until the Company establishes an estimated value per share for each class of stock. Once established, shares issued pursuant to the DRP will be priced at 97% of the estimated value per share for each class of the common stock, as determined by the Advisor Entities or other firms chosen for that purpose. Pursuant to amended FINRA Rule 2310, the Company expects to establish an estimated value per share for each class of stock from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter. No selling commissions, dealer manager fees or distribution fees are paid on shares issued pursuant to the DRP. The amount available for distributions on all Class T Shares will be reduced by the amount of distribution fees payable with respect to the Class T Shares issued in the Primary Offering. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. On March 15, 2018, the Company’s board of directors determined to terminate the DRP effective April 2, 2018, after the issuance of shares with respect to the distributions declared for the month of March 2018.
From inception through December 31, 2017, the Company raised gross proceeds of $139,032 pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and, for the nine months ended September 30, 2017, were paid monthly based on a daily amount of $0.000273973 per Class A Share and Class I Share, and $0.000273973 per Class T Share less the distribution fees that are payable with respect to such Class T Shares, which was equivalent to an annualized distribution amount of $0.10 per share of the Company’s common stock, less the distribution fee on Class T Shares. Cash distribution rates per share are not adjusted for the retroactive impact of the stock distributions issued in January and May 2017.
On August 10, 2017, the board of directors of the Company approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended December 31, 2017, less the distribution fees that are payable with respect to Class T Shares. From October 1, 2017 through December 31, 2017, the Company paid monthly distributions monthly based on this cash distribution rate, which was equivalent to an annualized distribution amount of $0.275 per share of the Company’s common stock.
On November 9, 2017, the board of directors of the Company approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended March 31, 2018, less the distribution fees that are payable with respect to Class T Shares.

Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the years ended December 31, 2017 and 2016:

	Distributions(1)
Period	Cash	DRP	Total
2017
First Quarter	$15,592	$9,424	$25,016
Second Quarter	21,652	16,766	38,418
Third Quarter	27,542	23,376	50,918
Fourth Quarter	107,476	131,907	239,383
Total	172,262	181,473	353,735

2016
First Quarter	$—	$—	$—
Second Quarter	3,175	20	3,195
Third Quarter	7,637	1,205	8,842
Fourth Quarter	8,533	3,357	11,890
Total	$19,345	$4,582	$23,927

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
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
The Company has retroactively adjusted net income (loss) per share and distributions declared per share data for the years ended December 31, 2016 and 2015 to reflect the impact of the stock distributions. No selling commissions or dealer manager fees were paid in connection with the shares issued from the special stock distributions.

8.	Non-controlling Interest
Operating Partnership
Non-controlling interest includes the special limited partnership interest in the Operating Partnership held by the Special Unit Holder and is recorded as its non-controlling interest on the consolidated balance sheets as of December 31, 2017 and 2016. Income (loss) attributable to the non-controlling interest is based on the Special Unit Holder’s share of the Operating Partnership’s income (loss) and was a de minimis amount for the years ended December 31, 2017 and 2016.
Other
Other non-controlling interest represents third party equity interest in ventures that are consolidated within the Company’s financial statements. Net income attributable to the other non-controlling interest holders was $743,515 for the year ended December 31, 2017. There was no net income attributable to the other non-controlling interest holders for the year ended December 31, 2016.

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
As of December 31, 2017, the fair value of the Company’s investment in an unconsolidated venture was $5.4 million. As the Company utilizes NAV to determine fair value as a practical expedient, the Company will not present its investment in 1285 AoA within the fair value hierarchy.
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the principal amount, carrying value and fair value of certain financial assets as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments(2)(3)	$35,000,000	$34,827,778	$35,000,000	$—	$—	$—
____________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

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
Real Estate Debt Investments
For the CRE debt investments, fair values were determined: (i) by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or (ii) based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. As of the reporting date, the Company believes the principal amount approximates fair value. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.

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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present selected results of operations of the Company’s segments for the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31, 2017	Real Estate Debt	Real Estate Equity	Corporate	Total
Interest income	$1,987,256	$—	$—	$1,987,256
Other income	—	—	60,519	60,519
General and administrative expenses	(35,041)	—	(385,741)	(420,782)
Asset management and other fees - related party	—	—	(225,411)	(225,411)
Transaction costs	(130,134)	—	—	(130,134)
Income (loss) before equity in earnings (losses) of unconsolidated venture	1,822,081	—	(550,633)	1,271,448
Equity in earnings (losses) of unconsolidated venture	—	394,662	—	394,662
Net income (loss)	$1,822,081	$394,662	$(550,633)	$1,666,110

Year Ended December 31, 2016	Real Estate Debt	Real Estate Equity	Corporate	Total
General and administrative expenses	$—	$—	$(158,417)	$(158,417)
Asset management and other fees - related party	—	—	(148,370)	(148,370)
Transaction costs	—	(144,767)	—	(144,767)
Income (loss) before equity in earnings (losses) of unconsolidated venture	—	(144,767)	(306,787)	(451,554)
Equity in earnings (losses) of unconsolidated venture	—	939,303	—	939,303
Net income (loss)	$—	$794,536	$(306,787)	$487,749

Year Ended December 31, 2015	Real Estate Debt	Real Estate Equity	Corporate	Total
General and administrative expenses	$—	$—	$(1,000)	$(1,000)
Net income (loss)	$—	$—	$(1,000)	$(1,000)

The following table presents total assets by segment as of December 31, 2017 and December 31, 2016:

Total Assets	Real Estate Debt	Real Estate Equity	Corporate(1)	Total
December 31, 2017	$35,089,312	$5,388,487	$10,894,066	$51,371,865
December 31, 2016	—	5,173,075	5,472,068	10,645,143
_______________________________________

(1)	Includes cash and cash equivalents, unallocated receivables, and other assets, net.

11.	Subsequent Events
Common Stock from Primary Offering
For the period from January 1, 2018 through March 15, 2018, the Company issued 35,942 Class A Shares, 75,739 Class T Shares and 39,286 Class I Shares, representing gross proceeds of $0.4 million, $0.7 million and $0.4 million, respectively.
Follow-on Public Offering and Extension of the Offering
On February 2, 2018, the Company filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of the Company’s common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. In accordance with SEC rules and upon the filing of the follow-on registration statement, the Offering was extended to August 8, 2018, or for such longer period as permitted under applicable laws and regulations unless terminated earlier by the Company’s board of directors. The follow-on registration statement has not yet been declared effective by the SEC and there can be no assurance that the Company will commence the follow-on offering or successfully sell the full number of shares registered.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Termination of the Offering
On March 15, 2018, the Company’s board of directors has determined to terminate the Primary Offering effective March 31, 2018 and the DRP effective April 2, 2018, after the issuance of shares with respect to the distributions declared for the month of March 2018. Accordingly, any distributions commencing with distributions declared for the month of April 2018 will be paid in cash.
Investment Activity
On February 23, 2018, the Company, through a subsidiary of its operating partnership, completed the acquisition of an additional $7.0 million interest in a $20.0 million mezzanine loan secured by a pledge of an ownership interest in a luxury condominium development project located in the West Village of New York City. The Company acquired a $12.0 million interest in the loan at origination in August 2017, and together with the additional investment, now holds a $19.0 million interest in the loan. The Company acquired the additional interest from VAF III. The Company funded the investment with proceeds from its ongoing initial public offering of common stock.
Distributions
On March 15, 2018, the board of directors of the Company approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended June 30, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
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
Item 9B.    Other
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
General
Our board of directors presently consists of five members: Messrs. Scott H. Rechler, David Schwarz, Lawrence J. Waldman and Winston W. Wilson and Ms. Dianne Hurley. Each director will serve until the next annual meeting of our stockholders or until his or her successor has been duly elected and qualified. Our executive officers are appointed annually by our board of directors and serve at the discretion of our board of directors. Set forth below are each director’s name and age as of the date of this Annual Report on Form 10-K and his or her principal occupation, business history and public company directorships held during the past five years. Each of our directors currently serves on our board of directors and was initially appointed to our board of directors effective as of February 2015, with the exception of Mr. Schwarz who has served as one of our directors since December 2017.
Current Directors and Executive Officers

Name	Age	Position
Scott H. Rechler	50	Chairman of the Board of Directors
David Schwarz	39	Director, Chief Executive Officer and President
Frank V. Saracino	51	Chief Financial Officer and Treasurer
Ann B. Harrington	36	General Counsel and Secretary
Dianne Hurley	55	Independent Director
Lawrence J. Waldman	71	Independent Director
Winston W. Wilson	50	Independent Director

Scott H. Rechler. Mr. Rechler is Chairman of our board of directors and Chief Executive Officer of our Sub-advisor. Mr. Rechler also serves as Chairman of the advisory board and Chief Executive Officer of RXR, a position he has held since its founding in 2007. From 1989 until January 2007, Mr. Rechler held a variety of positions at Reckson, including serving as its President from 1997 until 2001 and from 2003 until 2006, Chief Operating Officer from 1995 until 1999, as Co-Chief Executive Officer from 1999 until 2003 and as Chief Executive Officer from 2003 until 2007. In addition, Mr. Rechler was a member of Reckson’s Board of Directors from 1995 until 2007 as well as its Chairman from 2004 until 2007. Mr. Rechler is the Chairman and CEO of RNY (ASX: RNY), a public real estate company listed on the Australian Securities Exchange. Additionally, Mr. Rechler is a co-founder and former member of the Board of Directors of American Campus Communities, Inc. (NYSE: ACC), one of the nation’s largest developers, owners and managers of high-quality student housing communities. In June 2011, Mr. Rechler was appointed by New York Governor Andrew Cuomo to the Board of Commissioners of the Port Authority of New York and New Jersey where he served as the Vice Chair until October 2016. During his Board tenure, Mr. Rechler served as Vice Chairman of such Board, and as Chairman of the Port Authority Capital Planning Committee with responsibility for the Port’s $30 billion capital budget, including the World Trade Center redevelopment. In May 2013, Mr. Rechler was appointed to represent Governor Cuomo on the Board of the National September 11 Memorial & Museum at the World Trade Center Foundation, Inc. In June 2017, Mr. Rechler was appointed by Governor Cuomo to serve on the Board of the Metropolitan Transit Authority. In addition, Mr. Rechler serves as Chairman of the Regional Plan Association, is a member of the Real Estate Board of New York, a Board member of The Feinstein Institute for Medical Research, and a member of the NYU Real Estate Institute Advisory Committee. Mr. Rechler is a graduate of Clark University. He earned a Master of Science degree in Real Estate from New York University Schack Institute in New York, New York.
We believe that Mr. Rechler’s extensive experience in the real estate investment industry, as well as his service as the Chief Executive Officer of our Sub-advisor and as the Chairman of the advisory board and Chief Executive Officer of RXR supports his appointment to our board of directors.
David Schwarz. Mr. Schwarz is a Managing Director at the Colony NorthStar Co-sponsor, having previously held the position of Managing Director for one of the Colony NorthStar Co-sponsor’s predecessors, Colony. In his role at Colony NorthStar, Mr. Schwarz is head of the hospitality vertical and oversees the expansive hospitality platform. In addition, Mr. Schwarz has other responsibilities across the firm including corporate strategy and new business origination. Mr. Schwarz serves on certain investment committees of the Colony NorthStar Co-sponsor. At Colony, Mr. Schwarz had similar roles and was also primarily responsible for the deployment of capital for Colony’s distressed credit fund series. Prior to joining Colony in 2010, Mr. Schwarz was a Principal at Warburg Pincus LLC, where he originated, structured and managed real estate investments throughout the United States. Prior to joining Warburg Pincus, Mr. Schwarz worked at the Carlyle Group, where he focused primarily on U.S. real estate acquisitions. Mr. Schwarz began his career in the Real Estate Investment Banking Division at Merrill Lynch & Co. Mr. Schwarz received a Bachelor of Science in Economics from the Wharton School at the University of Pennsylvania.
We believe that Mr. Schwarz’s extensive experience in the real estate investment industry, as well as his service as a Managing Director at Colony NorthStar supports his appointment to our board of directors.
Frank V. Saracino. Mr. Saracino has been our Chief Financial Officer and Treasurer since August 2015. In addition, Mr. Saracino has served as Chief Financial Officer and Treasurer of each of NorthStar Income, and NorthStar Income II from August 2015 until January 2018, and has served as Chief Financial Officer and Treasurer of NorthStar Healthcare since August 2015. Mr. Saracino has also served as the Chief Financial Officer and Treasurer of NorthStar Capital Fund since December 2015. Mr. Saracino is the Managing Director, Chief Financial Officer – Retail Companies of Colony NorthStar, a position he has held since January 2017. Mr. Saracino previously served as Chief Financial Officer – Non-Traded Companies of NSAM (now Colony NorthStar) from August 2015 to January 2017. Prior to joining NSAM in 2015, from July 2012 to December 2014, Mr. Saracino was with Prospect Capital Corporation, or Prospect, where he concentrated on portfolio management, strategic and growth initiatives and other management functions. In addition, during his tenure at Prospect, Mr. Saracino served as Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of each of Priority Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc., and their respective investment advisers, and served as a Managing Director of Prospect Administration, LLC. Previously, Mr. Saracino was a Managing Director at Macquarie Group, and Head of Finance from August 2008 to June 2012 for its Americas non-traded businesses which included private equity, asset management, lease financing, private wealth, and investment banking. From 2004 to 2008, he served first as Controller and then as Chief Accounting Officer of eSpeed, Inc. (now BGC Partners, Inc.), a publicly-traded subsidiary of Cantor Fitzgerald. Prior to that, Mr. Saracino worked as an investment banker at Deutsche Bank advising clients in the telecom industry. Mr. Saracino started his career in public accounting at Coopers & Lybrand (now PricewaterhouseCoopers) where he earned a CPA and subsequently worked in internal auditing for The Dun & Bradstreet Corporation. He holds a Bachelor of Science in Accounting from Syracuse University.
Ann B. Harrington. Ms. Harrington has been our General Counsel and Secretary since February 2017. Ms. Harrington also serves as the General Counsel and Secretary of NorthStar Healthcare, a position she has held since May 2016. In addition, Ms. Harrington currently serves as Senior Vice President, Associate General Counsel of Colony NorthStar, a position she has held since January 2017, and previously served as Senior Corporate Counsel of NSAM (now Colony NorthStar) from January 2015 to January 2017. Prior to joining NSAM, Ms. Harrington served as an associate in the Corporate and Financial Services Group of Willkie Farr & Gallagher LLP from September 2008 through December 2014, where she advised public and private corporate clients with respect to capital markets transactions, mergers and acquisitions, securities laws compliance, corporate governance and other general corporate matters. Ms. Harrington holds a Bachelor of Arts from Princeton University in Princeton, New Jersey and a Juris Doctor from The Ohio State University Moritz College of Law in Columbus, Ohio.
Independent Directors
Dianne Hurley has served as one of our independent directors and a member of our audit committee since February 2015. Ms. Hurley has served as an independent director and audit committee chair of Griffin-American Healthcare REIT IV, Inc. since February 2016, and as an independent director and audit committee chair of NorthStar Capital Fund since March 2016. Ms. Hurley has also served as an independent director of NorthStar Realty Europe Corp. (NYSE:NRE) since August 2016 and a nominating & corporate governance committee member since January 2017. Ms. Hurley is the Chief Administrative Officer of A&E Real Estate, an owner/operator of multifamily properties in the New York City metropolitan area, where she has worked on all aspects related to the firm’s management since March 2017. Previously, she was an operational consultant to startup asset management firms including Stonecourt Capital LP, Imperial Companies and RedBird Capital Partners. Previously, Ms. Hurley served from November 2011 to January 2015 as Managing Director of SG Partners, a boutique executive search firm, where her responsibilities included business development, private equity, hedge fund, real estate, and investor relations recruiting efforts. From September 2009 to November 2011, Ms. Hurley served as the Chief Operating Officer, Global Distribution, at Credit Suisse Asset Management, where she was responsible for overall management of the sales business, strategic initiatives, financial and client reporting, and regulatory and compliance oversight. From 2004 to September 2009, Ms. Hurley served as the founding Chief Administrative Officer of TPG-Axon Capital, where she was responsible for investor relations and fundraising, human capital management, compliance policy implementation, joint venture real estate investments and corporate real estate. Earlier in her career, Ms. Hurley worked in real estate and corporate finance at Edison Schools Inc. and in the real estate department at Goldman Sachs. Ms. Hurley holds a Bachelor of Arts from Harvard University in Cambridge, Massachusetts and a Master of Business Administration from Yale School of Management, New Haven, Connecticut.
We believe that Ms. Hurley’s significant real estate and real estate finance experience, as well as regulatory and oversight compliance experience, supports her appointment to our board of directors.
Lawrence J. Waldman has served as one of our independent directors and a member of our audit committee since February 2015. Mr. Waldman has over thirty-five years of experience in public accounting. Mr. Waldman currently serves as a senior advisor to First Long Island Investors, LLC, an investment and wealth advisory firm, a position he has held since May 2016.  Prior to that position, Mr. Waldman served as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman has served as a member of the board of directors of Bovie Medical Corporation, a public company specializing in the development and manufacturing of medical products and devices, since 2011 and has served as chair of its audit committee since 2012 and independent lead director since 2015. Mr. Waldman has also served on the board of directors of Comtech Telecommunications Corp. since August 2015 and chair of its audit committee since December 2015. Mr. Waldman has further served on the board of directors of CVD Equipment Corporation since December 2016, including as a member of its audit committee and chair of its compensation committee.  Mr. Waldman is also a member of Supervisory Committee of Bethpage Federal Credit Union. Mr. Waldman also served as a member of the State University of New York’s Board of Trustees and as chair of its audit committee. He previously served as the Chairman of the board of trustees of the Long Island Power Authority (LIPA) and as Chair and a member of the finance and audit committee of its Board of Trustees. Mr. Waldman is a certified public accountant in New York State. He is a member of the American Institute of Certified Public Accountants and the New York State Society of CPA’s.  Mr. Waldman holds a Bachelor of Science and a Master of Business Administration from Hofstra University in Hempstead, New York, where he is also an adjunct professor.
We believe that Mr. Waldman’s extensive accounting and auditing experience, together with his extensive service on various boards, supports his appointment to our board of directors.
Winston W. Wilson has served as one of our independent directors and the chairman and financial expert of our audit committee since February 2015. Mr. Wilson also served as a director of NorthStar Income II and as the chairman and financial expert of its audit committee, from May 2013 to January 2018, and has served as a director of Colony NorthStar Credit Real Estate, Inc. since January 2018. Mr. Wilson most recently worked for Grant Thornton LLP’s New York office, from August 2008 until December 2012 as Partner in Charge and Financial Services Industry Leader and from August 2011 until December 2012 as National Asset Management Sector Leader. Mr. Wilson has over 27 years of experience with financial services companies including, among others, mortgage and equity REITs, broker-dealers, mutual funds and registered investment advisors. Prior to joining Grant Thornton, Mr. Wilson worked for PricewaterhouseCoopers LLP, Credit Suisse First Boston and Brown Brothers Harriman & Co. Mr. Wilson is a certified public accountant in the states of New York, New Jersey and Pennsylvania. He is a member of the American Institute of Certified Public Accountants and New York State Society of CPAs. Mr. Wilson was also recently a member of the American Institute of Certified Public Accountants (AICPA) Investment Company Expert Panel as well as a member of the Strategic Partners Advisory Committee for Managed Funds Associations (MFA). Mr. Wilson has a Master of Business Administration in Finance and Marketing from New York University’s Stern School of Business in New York, New York and a Master of Science in Economics and a Bachelor of Science in Accounting from Brooklyn College in Brooklyn, New York.
We believe that Mr. Wilson’s extensive public accounting and financial services expertise, including as it relates to REITs and broker-dealers, supports his appointment to our board of directors.
Corporate Governance Profile
We are committed to good corporate governance practices and, as such, we have adopted a code of ethics and corporate governance guidelines discussed below.
Code of Ethics
We have adopted a code of ethics for the purpose of promoting honest and ethical conduct of our business, full disclosure in our filings with the SEC, compliance with applicable laws, governmental rules and regulations, prompt internal reporting of violations of, and accountability for adherence to, the code of ethics. Our code of ethics applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and other senior financial officers performing similar functions and our board of directors, collectively referred to as our covered persons. We intend to maintain high standards of honest and ethical business practices and compliance with all laws and regulations applicable to our business. Among the areas addressed by our code of ethics are conflicts of interest, including improper benefits, outside financial interests, business arrangements with us, outside employment or activities with competitors, charitable, government and other outside activities, family members working in the industry, corporate opportunities, offering and receiving entertainment, gifts and gratuities, protection and proper use of Company assets, maintaining the Company’s books and records, internal accounting controls, improper influence on audits, record retention, the protection of our confidential information, trademarks, copyrights and other intellectual property, insider trading, fair dealing and interacting with the government. Our code of ethics is available on our website at www.northstarsecurities.com/rxr/ under the heading “Investor Relations—Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar/RXR New York

Metro Real Estate, Inc., 590 Madison Avenue, 34th Floor, New York, New York 10022, Attn: General Counsel. Within the time period required by the rules of the SEC, we will post on our website any amendment to, or waivers from, our code of ethics.
Corporate Governance Guidelines
We have adopted corporate governance guidelines to assist our board of directors in the exercise of its responsibilities. The guidelines govern, among other things, board composition, board member qualifications, responsibilities and education, management succession and self-evaluation. A copy of our corporate governance guidelines may be found on our website at www.northstarsecurities.com/rxr/ under the heading “Investor Relations—Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar/RXR New York Metro Real Estate, Inc., 590 Madison Avenue, 34th Floor, New York, New York 10022, Attn: General Counsel.
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
Our audit committee acts under a written charter adopted by our board of directors that sets forth the committee’s responsibilities and duties, as well as requirements for the committee’s composition and meetings. Under our audit committee charter, our audit committee will always be comprised solely of independent directors. A copy of our audit committee charter is available on our website at www.northstarsecurities.com/rxr/ under the heading “Investor Relations—Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar/RXR New York Metro Real Estate, Inc., 590 Madison Avenue, 34th Floor, New York, New York 10022, Attn: General Counsel.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Our executive officers, directors and greater than 10% stockholders are not currently subject to the beneficial ownership reporting requirement pursuant to Section 16(a) of the Exchange Act, and therefore no reports were filed in 2017 pursuant to Section 16(a).
Item 11.    Executive Compensation
We do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us. Each of our executive officers, including our executive officers who will serve as directors, will be employed by Colony NorthStar, RXR or their affiliates and may also serve as directors, officers or representatives of our Advisor Entities or its affiliates. Our executive officers will serve until their successors are elected and qualify. Each of these individuals will receive compensation for his or her services, including services performed for us on behalf of our Advisor, from Colony NorthStar. As directors, officers or representatives of our Advisor or its affiliates, these individuals will serve to manage our day-to-day affairs and carry out the directives of our board of directors in the review, selection and recommendation of investment opportunities, operating acquired investments and monitoring the performance of these investments to ensure that they are consistent with our investment objectives. Although we will indirectly bear some of the costs of the compensation paid to our executive officers, through fees we pay to our Advisor, we do not intend to pay any compensation directly to our executive officers. Our executive officers, as key professionals of our Advisor and its affiliates, will be entitled to receive awards in the future under our long-term incentive plan as a result of their status as key professionals of our Advisor and its affiliates, although we do not currently intend to grant any such awards.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be discussed pursuant to SEC regulations.
Director Compensation
Independent Directors
Pursuant to the NorthStar/RXR New York Metro Real Estate, Inc. Independent Directors Plan, or Independent Directors Plan, each of the Company’s three independent directors was paid an annual director’s fee of $65,000 in 2017. Mr. Wilson, who serves as our Audit Committee chairperson, was paid an additional fee of $10,000 in 2017. In addition, each of the Company’s three independent directors were granted 2,500 Class A Shares of restricted common stock upon their re-election to the board of directors. On the date following an independent director’s re-election to our board of directors, he or she will receive an additional 2,500 Class A Shares of restricted stock or such number of shares that would be equal in value to $25,000. The restricted stock generally vests over two years following the grant date; provided, however, that restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in our control. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our board of directors.
Directors who are our officers do not receive compensation as directors.
Director Compensation for 2017
The following table provides information concerning the compensation of our independent directors for 2017:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Dianne Hurley	$65,000	$25,278	$90,278
Lawrence J. Waldman	65,000	25,278	90,278
Winston W. Wilson	75,000	25,278	100,278
Total	$205,000	$75,834	$280,834
_______________________________________

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
In addition, we reimbursed all directors for reasonable out-of-pocket expenses incurred in connection with their services on our board of directors in 2017.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 15, 2018, the total number and the percentage of shares of our common stock beneficially owned by:

•	each of our directors and each nominee for director;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
The following table also sets forth how many shares of our common stock are beneficially owned by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. The percentages of common stock beneficially owned are based on an aggregate of 4,566,033 shares of our common stock outstanding as of March 15, 2018, including 2,088,464 Class A Shares, 2,298,186 Class T Shares and 179,383 Class I Shares.

Name and Address of Beneficial Owner(1)	Number of Class A Shares Beneficially Owned	Percent of All Shares
Directors and Executive Officers(2)
Scott H. Rechler	—	—%
David Schwarz	—	—%
Dianne Hurley	11,366	**
Lawrence J. Waldman	11,163	**
Winston W. Wilson	11,163	**
Frank V. Saracino	—	—%
Ann B. Harrington	—	—%
Daniel R. Gilbert*	—	—%
Brett S. Klein*	—	—%
All directors and executive officers as a group	33,692	**

_______________________________________

*	Messrs. Gilbert and Klein have resigned from their positions with the Company effective December 15, 2017 and January 12, 2018, respectively.

**	Less than one percent

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

(2)	The address of each of the directors and executive officers is 590 Madison Avenue, 34th Floor, New York, New York 10022.
Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2017, relating to our equity compensation plans pursuant to which grants of securities may be made from time-to-time. Refer to “Note 6. Equity-Based Compensation” of Item 8. “Financial Statements and Supplementary Data” for additional information surrounding our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Stockholders(1)	—	—	1,970,000
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	—	—	1,970,000
_______________________________________

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

Item 13.    Certain Relationships and Related Transactions and Director Independence
The following describes all transactions and currently proposed transactions between us and any related person since January 1, 2016, including transactions in which the related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
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
Pursuant to a distribution support agreement, NorthStar Realty and RXR agreed to purchase 75% and 25%, respectively, of up to $10.0 million in Class A Shares of the Company’s common stock at a price of $9.10 per share during the two year period following commencement of the Offering, in certain circumstances in order to provide additional funds to support distributions to stockholders, if necessary. On December 23, 2015, NorthStar Realty and RXR purchased $1.5 million and $0.5 million in Class A Shares of common stock, respectively, at $9.10 per share (reflecting that no selling commissions or dealer manager fees were paid) to satisfy our minimum offering requirement. From inception through December 31, 2017, pursuant to our distribution support agreement, NorthStar Realty and RXR purchased an additional 2,399 and 800 shares of our Class A Shares, respectively, for an aggregate amount of approximately $29,000.
We used the proceeds from such sales to make capital contributions to our operating partnership.
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
We pay our Advisor Entities the following fees:

•
Our Advisor Entities, or their affiliates, receive a monthly asset management fee equal to one-twelfth of 1.0% of the cost of investments or sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture). Prior to February 7, 2017, the effective date for the Amended Advisory Agreement, our Advisor Entities, or their affiliates, received a monthly asset management fee equal to 1.25% of the cost of investments. For the year ended December 31, 2016, we incurred $38,272 and paid $37,653 of asset management fees. For the year ended December 31, 2017, we incurred $255,411 and paid $198,821 of asset management fees.

•
Our Advisor Entities, or their affiliates, are entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor Entities in connection with administrative services provided to us. Our Advisor Entities allocate, in good faith, indirect costs to us related to our Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor Entities. The indirect costs include our allocable share of our Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor Entities receive an acquisition fee or a disposition fee. Our Advisor Entities allocate these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including its independent directors. Our Advisor Entities will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor Entities for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period. For the year ended December 31, 2016, our Advisor Entities incurred approximately $4.6 million of operating costs on our behalf. For the year ended December 31, 2017, our Advisor Entities incurred approximately $2.2 million of operating costs on our behalf.

•
Our Advisor Entities, or their affiliates, are entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor Entities, or their affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs do not exceed 15% of gross proceeds from our Offering. We will not reimburse our Advisor Entities for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us. We record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs are recorded in general and administrative expenses in our consolidated statements of operations and offering costs are recorded as a reduction to equity. For the year ended December 31, 2016, our Advisor Entities incurred organization and offering costs of approximately $22,000 and $1.4 million, respectively, on our behalf. For the year ended December 31, 2016, the ratio of offering costs to total capital raised was approximately 9.5%. For the year ended December 31, 2017, our Advisor Entities incurred organization and offering costs of approximately $1,000 and $1.2 million, respectively, on our behalf. For the year ended December 31, 2017, the ratio of offering costs to total capital raised was approximately 7.8%.

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
During the year ended December 31, 2017, $122,475 of distribution fees were recorded as a reduction to stockholders’ equity. As of December 31, 2017, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on the Company’s consolidated balance sheets, with an offset to additional paid-in capital, was $163,036.
As of December 31, 2017, we incurred and paid $2,606,453 and $2,606,453, respectively, in selling commissions, $1,821,384 and $1,821,384, respectively, in dealer manager fees and $268,040 and $105,004, respectively, in distribution fees.
Investments
We expect to acquire more than a majority of our investments through joint venture arrangements with VAF III, an institutional real estate investment fund affiliated with RXR, or future funds or investment entities advised by affiliates of RXR. The Chief Executive Officer of RXR is a member of our board. As of December 31, 2017, all of our investments were structured through joint venture arrangements with VAF III.
NorthStar Realty and Investment in RXR Equity
In December 2013, NorthStar Realty, which is now a subsidiary of Colony NorthStar, entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. Colony NorthStar may be entitled to certain fees in connection with RXR’s investment management business.
In March 2017, Colony NorthStar, through an affiliate, committed $25.0 million to VAF III for the purposes of investing in commercial real estate located in New York City. As of December 31, 2017, Colony NorthStar has funded $10.5 million to VAF III, and had a remaining unfunded commitment of $14.5 million.
Sub-advisor Fees
Affiliates of our Sub-advisor provide leasing and management services for the property underlying our unconsolidated venture investment in 1285 AoA. For the year ended December 31, 2017, our indirect share of management fees incurred by the unconsolidated venture was approximately $75,000. Refer to Note 3 “Investment in Unconsolidated Venture” in Item 8. “Financial Statements and Supplementary Data” for further discussion.

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
In addition to the provisions in our charter restricting related party transactions, our board of directors has adopted the following conflicts of interest policy prohibiting us from entering into certain types of transactions with our directors, our Advisor Entities, our Sponsors or any of their affiliates in order to further reduce the potential for conflicts inherent in transactions with affiliates. As required by our charter, we will not purchase investments from our Sponsors or their affiliates without a determination by a majority of our board of directors (including a majority of our independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to our Sponsor or its affiliate or, if the price to us is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable; provided that in no event shall the cost of such investment to us exceed its current appraised value. In addition, pursuant to this conflicts of interest policy, we will not borrow money from our directors, our Co-sponsors, our Advisor Entities or any of their affiliates unless a majority of the board of directors (including a majority of independent directors) not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances. We will also not loan money (except in the case of mortgages and subject to the requirements of our charter) to our directors, our Co-sponsors, our Advisor Entities or any of their affiliates. Unless otherwise permitted by our charter, we will not engage in any other transaction with our directors, our Co-sponsors, our Advisor Entities or any of their affiliates unless a majority of the board of directors (including a majority of independent directors) not otherwise interested in the transaction approves the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated parties. We will not amend these policies unless a majority of our board of directors (including a majority of our independent directors) approves the amendment following a determination that the amendment is in the best interests of our company.
Director Independence
Although our shares are not listed on the NYSE or any other national securities exchange, our board of directors has affirmatively determined at a meeting held on March 15, 2018, that all of the members of our board of directors, except Messrs. Rechler and Schwarz, were independent under the NYSE rules. In determining director independence, our board of directors reviewed, among other things, whether any transactions or relationships exist currently or, existed since our incorporation, between each director and the Company and its subsidiaries, affiliates and equity investors or independent auditors. In particular, our board of directors reviewed current or recent business transactions or relationships or other personal relationships between each director and the Company, including such director’s immediate family and companies owned or controlled by the director or with which the director was affiliated. The purpose of this review was to determine whether any such transactions or relationships failed to meet any of the objective tests promulgated by the NYSE for determining independence or were otherwise sufficiently material as to be inconsistent with a determination that the director is independent. Our board of directors also examined whether there were any transactions or relationships between each director and members of our senior management or our affiliates.
In addition, we have determined that all of the members of our board of directors, except Messrs. Rechler and Schwarz, are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. Our charter is available on our website at www.northstarsecurities.com/rxr/ under the heading “Investor Relations—Corporate Governance.”

Item 14.    Principal Accountant Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees for professional services rendered for us by Grant Thornton LLP, our independent registered public accounting firm, for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
Type of Fee	2017	2016
Audit(1)	$201,548	$136,569
Audit-related	—	—
Tax	—	—
Other	—	—
Total	$201,548	$136,569
_______________________________________

(1)	Audit fees paid by our Advisor on our behalf.
Fees for audit services for the years ended December 31, 2017 and 2016 include fees associated with the annual audit for each year, including the quarterly review of our Quarterly Reports on Form 10-Q, for each of the three-month periods ended March 31, June 30 and September 30, 2017 and 2016, the examination of our Annual Report on Form 10-K and for other attest services, including issuance of consents and review of our post effective amendments to our registration statements on Form S-11 and other documents filed by us with the SEC, if any. Fees for audit services are currently incurred by our Advisor on our behalf and are classified as offering and operating costs. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Arrangements” for further details.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statement of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015
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
4.2
Second Amended and Restated Distribution Reinvestment Plan (included as Appendix C to the prospectus filed with the SEC pursuant to Rule 424(b)(3) on October 26, 2016, and incorporated herein by reference)

10.1
Form of Indemnification Agreement, entered into between NorthStar/RXR New York Metro Income, Inc. and the Company’s directors and officers (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on November 26, 2014, and incorporated herein by reference)

10.2
NorthStar/RXR Metro Income, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on February 6, 2015, and incorporated herein by reference)

10.3
NorthStar/RXR New York Metro Income, Inc. Independent Director Compensation Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the SEC on May 14, 2015, and incorporated herein by reference)

10.4
Amended and Restated Limited Partnership Agreement of NorthStar/RXR Operating Partnership, LP, dated as of November 12, 2015, by and between NorthStar/RXR New York Metro Real Estate, Inc. and NorthStar/RXR NTR OP Holdings, LLC (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2016, and incorporated herein by reference)

10.5
Limited Partnership Agreement of RXR VAF III 1285 Co-Investor Parallel LP, dated as of May 20, 2016, by and between RXR VAF III 1285 GP LP and 1285 Investor NT-NSR, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016, and incorporated herein by reference)

10.6
Amended and Restated Advisory Agreement, dated as of February 7, 2017, among NorthStar/RXR New York Metro Real Estate, Inc., NorthStar/RXR Operating Partnership, LP, NSAM J-NS/RXR Ltd and, solely in connection with the obligations set forth in Article 13, Colony NorthStar, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2017, and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.7
Second Amended and Restated Distribution Support Agreement, dated as of November 10, 2016, among NorthStar Realty Finance Corp., RXR Realty LLC and NorthStar/RXR New York Metro Real Estate, Inc. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2017, and incorporated herein by reference)

10.8
Second Amended and Restated Sub-Advisory Agreement, dated as of March 17, 2017, among NorthStar/RXR New York Metro Real Estate, Inc., Colony NorthStar - N Luxembourg S.À.R.L., CNI NS/RXR Advisors, LLC, RXR NTR Sub-Advisor LLC and NorthStar/RXR Operating Partnership, LP (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2017, and incorporated herein by reference)

10.9
Partnership Agreement of RXR 721 Seventh Venture JV, dated as of May 5, 2017, by and between 1285 Investor NT-NSR, LLC and RXR 721 Seventh Vehicle LP. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2017, and incorporated herein by reference)

10.10
Partnership Agreement of RXR 11 Jane Venture JV, dated as of August 1, 2017, by and between 1285 Investor NT-NSR, LLC and RXR 11 Jane Vehicle LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2017, and incorporated herein by reference)

10.14
Amended and Restated Sub-Advisory Agreement, dated as of October 19, 2016 (filed as Exhibit 10.6 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-200617) filed with the SEC on October 20, 2016, and incorporated herein by reference)

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
The following materials from the NorthStar/RXR New York Metro Real Estate, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

_______________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthStar/RXR New York Metro Real Estate, Inc.
Date:	March 19, 2018	By:	/s/ David Schwarz
			Name:	David Schwarz
			Title:	Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Schwarz and Ann B. Harrington and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHWARZ	Chief Executive Officer, President and Director
David Schwarz	(Principal Executive Officer)	March 19, 2018

/s/ FRANK V. SARACINO	Chief Financial Officer and Treasurer
Frank V. Saracino	(Principal Financial Officer and	March 19, 2018
Principal Accounting Officer)

/s/ SCOTT H. RECHLER	Chairman and Director	March 19, 2018
Scott H. Rechler

/s/ DIANNE HURLEY	Director	March 19, 2018
Dianne Hurley

/s/ LAWRENCE J. WALDMAN	Director	March 19, 2018
Lawrence J. Waldman

/s/ WINSTON W. WILSON	Director	March 19, 2018
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