Form 10-Q
period 2018-03-31
NorthStar/RXR New York Metro Real Estate, Inc.
filed 2018-05-11
CIK 1603671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission File Number: 000-55929

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
The Company had 2,094,950 shares of Class A common stock, $0.01 par value per share, 2,301,202 shares of Class T common stock, $0.01 par value per share, and 179,560 shares of Class I common stock, $0.01 par value per share, outstanding as of May 10, 2018.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to pay distributions to our stockholders, our reliance on our advisor entities and our sponsors, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

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

•	the performance of our advisor entities, our co-sponsors and their affiliates;

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the impact of our co-sponsor’s disposition of our dealer manager;

•	the impact of our co-sponsor’s merger with NorthStar Realty Finance Corp. and Colony Capital, Inc.;

•	our advisor entities and their affiliates’ ability to attract and retain qualified personnel to support our operations and potential changes to key personnel providing management services to us;

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

•	our ability to maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	the loss of our exemption from registration under the Investment Company Act of 1940, as amended;

•	general volatility in capital markets and economies and the New York metropolitan economy specifically;

•	the adequacy of our cash reserves and working capital;

•	our ability to raise capital in light of certain regulatory changes, including amended Rules 2340 and 2310 of the Financial Industry Regulatory Authority, Inc. (“FINRA”); and

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$5,874,976	$10,883,296
Investment in unconsolidated venture, at fair value	5,392,333	5,388,487
Real estate debt investments, net	34,844,444	34,827,778
Interest receivable	244,745	240,630
Receivables, net	—	31,674
Total assets(1)	$46,356,498	$51,371,865

Liabilities
Due to related party	$227,591	$386,792
Distribution payable	89,170	84,795
Accounts payable and accrued expenses	10,696	—
Total liabilities(1)	327,457	471,587

Equity
NorthStar/RXR New York Metro Real Estate, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Class A common stock, $0.01 par value, 120,000,000 shares authorized, 2,093,013 and 2,046,869 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	20,931	20,469
Class T common stock, $0.01 par value, 240,000,000 shares authorized, 2,298,183 and 2,213,824 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	22,981	22,138
Class I common stock, $0.01 par value, 40,000,000 shares authorized, 179,383 and 139,651 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,794	1,397
Additional paid-in capital	37,971,770	36,297,515
Retained earnings	1,249,787	1,028,440
Total NorthStar/RXR New York Metro Real Estate, Inc. stockholders’ equity	39,267,263	37,369,959
Non-controlling interests	6,761,778	13,530,319
Total equity	46,029,041	50,900,278
Total liabilities and equity	$46,356,498	$51,371,865
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar/RXR Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of March 31, 2018, the Operating Partnership includes $34.8 million of assets of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Interest income	$975,580	$—
Other income	21,230	4,300
Total revenues	996,810	4,300
Expenses
General and administrative expenses	205,979	78,426
Asset management and other fees - related party	88,411	30,368
Transaction costs	10,696	—
Total expenses	305,086	108,794
Income (loss) before equity in earnings (losses) of unconsolidated venture	691,724	(104,494)
Equity in earnings (losses) of unconsolidated venture	45,156	405,161
Net income (loss)	736,880	300,667
Net (income) loss attributable to non-controlling interests	(259,562)	—
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$477,318	$300,667
Net income (loss) per share, basic/diluted(1)	$0.11	$0.19
Weighted average number of shares outstanding, basic/diluted(1)	4,510,718	1,546,292
Dividends declared per share of common stock(1)	$0.07	$0.02
_______________________________________

(1)	Per share amounts for the three months ended March 31, 2017 are adjusted to reflect the retroactive impact of the stock distributions issued in May 2017. Refer to Note 7, “Stockholders’ Equity.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock						Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T		Class I
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	765,723	$7,657	296,314	$2,963	73,524	$735	$9,937,027	$462,308	$10,410,690	$946	$10,411,636
Net proceeds from issuance of common stock	236,519	2,365	284,798	2,849	9,450	95	4,634,829	—	4,640,138	—	4,640,138
Amortization of equity-based compensation	—	—	—	—	—	—	28,437	—	28,437	—	28,437
Stock distributions issued	38,293	383	14,816	148	3,676	37	(568)	—	—	—	—
Distributions declared	—	—	—	—	—	—	—	(25,016)	(25,016)	—	(25,016)
Proceeds from distribution reinvestment plan	686	7	39	—	29	—	7,351	—	7,358	—	7,358
Net income (loss)	—	—	—	—	—	—	—	300,667	300,667	—	300,667
Balance as of March 31, 2017 (Unaudited)	1,041,221	$10,412	595,967	$5,960	86,679	$867	$14,607,076	$737,959	$15,362,274	$946	$15,363,220

	Common Stock						Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T		Class I
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	2,046,869	$20,469	2,213,824	$22,138	139,651	$1,397	$36,297,515	$1,028,440	$37,369,959	$13,530,319	$50,900,278
Net proceeds from issuance of common stock	40,492	405	75,736	757	39,285	393	1,497,039	—	1,498,594	—	1,498,594
Amortization of equity-based compensation	—	—	—	—	—	—	37,917	—	37,917	—	37,917
Non-controlling interests - contributions	—	—	—	—	—	—	—	—	—	250,000	250,000
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	—	(306,516)	(306,516)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	(6,971,587)	(6,971,587)
Distributions declared	—	—	—	—	—	—	—	(255,971)	(255,971)	—	(255,971)
Proceeds from distribution reinvestment plan	5,652	57	8,623	86	447	4	139,299	—	139,446	—	139,446
Net income (loss)	—	—	—	—	—	—	—	477,318	477,318	259,562	736,880
Balance as of March 31, 2018 (Unaudited)	2,093,013	$20,931	2,298,183	$22,981	179,383	$1,794	$37,971,770	$1,249,787	$39,267,263	$6,761,778	$46,029,041

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$736,880	$300,667
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of origination fee on real estate debt investment	(16,666)	—
Amortization of equity-based compensation	37,917	28,437
Equity in (earnings) losses of unconsolidated venture	(45,156)	(405,161)
Dividends from unconsolidated venture	41,310	48,438
Changes in assets and liabilities:
Interest Receivable	(4,115)	(1,822)
Due to related party	29,782	(13,267)
Accounts payable and accrued expenses	10,696	—
Net cash provided by (used in) operating activities	790,648	(42,708)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,341,285	5,623,706
Distributions paid on common stock	(251,596)	(20,355)
Proceeds from distribution reinvestment plan	139,446	7,358
Contributions from non-controlling interests	250,000	—
Distributions to non-controlling interests	(306,516)	—
Acquisition of non-controlling interests	(6,971,587)	—
Net cash provided by (used in) financing activities	(5,798,968)	5,610,709
Net increase (decrease) in cash and cash equivalents	(5,008,320)	5,568,001
Cash and cash equivalents - beginning of period	10,883,296	4,595,392
Cash and cash equivalents - end of period	$5,874,976	$10,163,393

Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 5)	$188,983	$133,802
Distributions payable	89,170	9,338

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
On March 28, 2014, as part of its formation, the Company issued 16,667 shares of common stock to a subsidiary of Colony NorthStar, and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A Shares. On February 9, 2015, the Company’s registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) was declared effective to offer a minimum of $2.0 million and a maximum of $2.0 billion in shares of common stock in a continuous, public offering, of which up to $1.8 billion was offered pursuant to its primary offering (the “Primary Offering”) at a purchase price of $10.1111 per Class A Share and $9.5538 per Class T Share and up to $200.0 million pursuant to its distribution reinvestment plan (the “DRP”) at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share.
On December 23, 2015, the Company commenced operations by satisfying the minimum offering requirement in the Primary Offering as a result of a subsidiary of Colony NorthStar and RXR purchasing $1.5 million and $0.5 million in Class A Shares, respectively.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On August 22, 2016, the Company filed a post-effective amendment to its registration statement that reclassified its common stock offered pursuant to its registration statement into Class A Shares, Class T Shares and Class I Shares. The SEC declared the post-effective amendment effective on October 26, 2016. Pursuant to the registration statement, as amended, the Company offered for sale up to $1.8 billion in shares of common stock at a price of $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share in the Primary Offering, and up to $200.0 million in shares under the DRP at a price of $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share. The Primary Offering and the DRP are herein collectively referred to as the Offering. The Company retained NorthStar Securities, LLC (“NorthStar Securities”), an affiliate of its Advisor and one of its co-sponsors, to serve as the dealer manager (the “Dealer Manager”) and to market the shares offered pursuant to the Primary Offering.
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
From inception through the termination of the Offering, the Company raised total gross proceeds of $40.7 million pursuant to the Offering, including gross proceeds of $327,073 pursuant to the DRP.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 19, 2018.
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
The most significant consolidated VIE is the Operating Partnership, which is a VIE because the non-controlling interests do not have substantive kick-out or participating rights. The Company consolidates this entity because it controls all significant business activities. The Operating Partnership consolidates certain VIEs that have non-controlling interests. Included in real estate debt investment on the Company’s consolidated balance sheets as of March 31, 2018 is $34.8 million related to such consolidated VIEs. The Company consolidates these entities because it determined it is the primary beneficiary.
As of March 31, 2018, the Company identified unconsolidated VIEs related to its investment in an unconsolidated venture. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of March 31, 2018. The Company did not provide financial support to the unconsolidated VIEs during the three months ended March 31, 2018. As of March 31, 2018, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
The Company’s maximum exposure to loss as of March 31, 2018 would not exceed its investment in the VIEs. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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
Acquisition Expenses
The total of all acquisition expenses for an investment cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. From inception through March 31, 2018, total acquisition expenses did not exceed the allowed limit for any investment. The Company records as an expense certain acquisition costs associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.

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
Credit Losses and Impairment on Investments
Real Estate Debt Investments
CRE debt investments are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the investment, a reserve is recorded with a corresponding charge to a credit provision. The reserve is maintained at a level that is determined to be adequate by management to absorb probable losses. Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of March 31, 2018, the Company did not have any impaired CRE debt investments.
Investments in Unconsolidated Ventures
The Company will review its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company will consider U.S. and global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations. As of March 31, 2018, the Company did not have any investments in unconsolidated ventures for which the Company did not elect the fair value option.
Organization and Offering Costs
The Advisor Entities, or their affiliates, were entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor Entities, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs did not exceed 15% of gross proceeds from the Offering. Based on gross proceeds of $40.6 million from the Offering, the Company incurred reimbursable organizational and offering costs, excluding selling commissions and dealer manager fees, of 1.0%. The Company recorded organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs were recorded in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity.
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
Cash Flow Classifications—In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in certain classifications on the statement of cash flows. This guidance addresses eight types of cash flows, which includes clarifying how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, as well as requiring an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach, among others. Transition will generally be on a retrospective basis. The Company adopted this standard on January 1, 2018. The Company has adopted this guidance and it did not have a material impact on its consolidated financial statements and related disclosures.
Business Combinations—In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business combination. The Company adopted the standard on its required effective date of January 1, 2018. This guidance did not have a material impact on its consolidated financial statements and related disclosures.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Derecognition of Partial Sales of Nonfinancial Assets—In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets.  In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. The effective date for this guidance is January 1, 2018, with early adoption permitted beginning January 1, 2017.  The Company adopted this standard on January 1, 2018, using the modified retrospective approach.  Under the new standard, if the Company sells a partial interest in its real estate assets to noncustomers or contributes real estate assets to unconsolidated ventures, and the Company retains a noncontrolling interest in the asset, such transactions could result in a larger gain on sale.  The adoption of this standard could have a material impact to the Company's results of operations in a period if the Company sells a significant partial interest in a real estate asset. There were no such sales for the three months ended March 31, 2018.

3.	Investment in Unconsolidated Venture
The following is a description of the Company’s investment in an unconsolidated venture, which the Company has elected to account for under the fair value option.
1285 Avenue of the Americas Venture
As of March 31, 2018, the Company held a non-controlling interest of approximately 1.0% in 1285 Avenue of the Americas (“1285 AoA”), a 1.8 million square foot Class-A office building located in midtown Manhattan. The remainder of the building is owned by institutional investors and funds affiliated with the Company’s Sub-advisor. The acquisition was part of an approximately $1.65 billion transaction in May 2016 that was sourced by RXR, the Company’s Co-sponsor and affiliate of its Sub-advisor. The purchase was approved by the Company’s board of directors, including all of its independent directors.
The Company’s investment is accounted for as a cost method investment, for which the Company has elected the fair value option. As of March 31, 2018, the carrying value of the Company’s investment in an unconsolidated venture was $5.4 million. For the three months ended March 31, 2018, the Company recognized equity in earnings of the unconsolidated venture of $45,156, comprising dividends received of $41,310 and an increase in fair value of the investment of $3,846.

4.	Real Estate Debt Investments
The following table presents the Company’s real estate debt investments as of March 31, 2018:

Asset type:	Count	Principal Amount	Carrying Value	Spread over LIBOR(1)	Floating Rate as % of Principal Amount
Mezzanine loans(2)(3)	2	$35,000,000	$34,844,444	9.39%	100.0%
_______________________________________

(1)	Represents weighted average spread over LIBOR, based on principal amount.

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

(3)
Includes a $20.0 million mezzanine loan interest, net of unamortized origination fee, originated through a joint venture with an affiliate of RXR. The Company’s proportionate interest of the loan is 95.0%, representing $19.0 million of the principal amount. The Company consolidates the loan and records a non-controlling interest for the ownership of RXR. Refer to Note 2, “Summary of Significant Accounting Policies—Principles of Consolidation,” for further information.

The following table presents the Company’s real estate debt investments as of December 31, 2017:

Asset type:	Count	Principal Amount	Carrying Value	Spread over LIBOR(1)	Floating Rate as % of Principal Amount
Mezzanine loans(2)(3)	2	$35,000,000	$34,827,778	9.39%	100.0%
_______________________________________

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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3)
Includes a $20.0 million mezzanine loan interest, net of unamortized origination fee, originated through a joint venture with an affiliate of RXR. As of December 31, 2017, the Company’s proportionate interest of the loan was 60.0%, representing $12.0 million of the principal amount. The Company consolidates the loan and records a non-controlling interest for the ownership of RXR. Refer to Note 2, “Summary of Significant Accounting Policies—Principles of Consolidation,” for further information.

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
In August 2017, the Company, through a subsidiary of the Operating Partnership, completed the origination of a $12.0 million pari passu interest in a $20.0 million mezzanine loan, secured by a pledge of an ownership interest in a luxury condominium development project located in the West Village of New York City. The Company completed the investment through a partnership with VAF III, which contributed the remaining $8.0 million of the loan origination. In February 2018, the Company, through a subsidiary of its operating partnership, completed the acquisition of an additional $7.0 million interest from VAF III, and now holds a $19.0 million interest in the loan. VAF III now holds the remaining $1.0 million interest in the loan. The loan bears interest at a floating rate of 9.5% over the one-month LIBOR, with a LIBOR ceiling of 1.5%. The loan had a 1.0% origination fee and has an initial term of three years, with two one-year extension options available to the borrower.

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
Reimbursements to Advisor Entities
Operating Costs
The Advisor Entities are entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor Entities in connection with administrative services provided to the Company. The Advisor Entities allocate, in good faith, indirect costs to the Company related to the Advisor Entities and their affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor Entities. The indirect costs include the Company’s allocable share of the Advisor Entities compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to the Company’s affairs. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor Entities receive an acquisition fee or a disposition fee. The Advisor Entities allocate these costs to the Company relative to their and their affiliates’ other managed companies in good faith and have reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor Entities update the board of directors on a quarterly basis of any material changes to the expense allocation and provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor Entities quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “2%/25% Guidelines”). Notwithstanding the above, the Company may reimburse the Advisor Entities for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Organization and Offering Costs
The Advisor Entities were entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor Entities, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs did not exceed 15% of gross proceeds from the Offering. Based on gross proceeds of $40.6 million from the Offering, the Company incurred reimbursable organizational and offering costs, excluding selling commissions and dealer manager fees, of 1.0%. The Company recorded organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. The Company’s independent directors determined that all of the organization and offering costs were fair and commercially reasonable. Organization costs were recorded in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity.
Dealer Manager
Selling Commissions, Dealer Manager Fees and Distribution Fees
Pursuant to a dealer manager agreement, the Company paid the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the sale of Class A Shares and up to 2.0% of the gross proceeds from the sale of Class T Shares issued in the Primary Offering, all of which were reallowed to participating broker-dealers. The Company paid the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A Shares and up to 2.75% of the gross proceeds from the sale of Class T Shares issued in the Primary Offering, a portion of which was typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager. No selling commissions or dealer manager fees were paid for the sale of Class I Shares. The Dealer Manager was also able to enter into participating dealer agreements that provide for the Dealer Manager to pay a distribution fee of up to 2.0% over a maximum eight-year period in connection with the sale of Class I Shares in the Primary Offering. The Company will not reimburse the Dealer Manager for its payment of these fees and such fees will be subject to the limitations on underwriting compensation under applicable Financial Industry Regulatory Authority, Inc. (“FINRA”) rules.
In addition, the Company paid the Dealer Manager a distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T Shares issued in the Primary Offering, all of which were reallowed to participating broker-dealers. The Dealer Manager will cease receiving distribution fees with respect to each Class T Share upon the earliest of the following to occur: (i) a listing of the Company’s shares of common stock on a national securities exchange; (ii) such Class T Share is no longer outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation with respect to all Class A Shares, Class T Shares and Class I Shares would be in excess of 10% of the gross proceeds of the Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to Class T Shares issued in connection with the Primary Offering held by a stockholder within his or her particular account would be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T Shares held in such account.
As of March 31, 2018, although the Company has not paid underwriting compensation in excess of 10% of the gross proceeds of the Primary Offering, the Company determined that total underwriting compensation with respect to all Class A Shares, Class T Shares and Class I Shares was in excess of 10% of the gross proceeds of the Primary Offering. As a result, the Dealer Manager will cease receiving distribution fees with respect to each Class T Share.
No selling commissions or dealer manager fees were paid for sales pursuant to the DRP or the Company’s distribution support agreement (“Distribution Support Agreement”).

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to the Advisor Entities and the Dealer Manager for the three months ended March 31, 2018 and the amount due to related party as of March 31, 2018 and December 31, 2017:

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2017	Three Months Ended March 31, 2018		Due to Related Party as of March 31, 2018 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$27,109	$88,411	$82,577	$32,943
Reimbursements to Advisor Entities
Operating costs(1)	General and administrative expenses	136,265	117,634	91,426	162,473
Organization(2)	General and administrative expenses	3,025	745	3,005	765
Offering(2)	Cost of capital(3)	57,357	14,150	57,091	14,416
Selling commissions	Cost of capital(3)	—	46,381	46,381	—
Dealer Manager Fees	Cost of capital(3)	—	27,984	27,984	—
Distribution Fees(4)	Cost of capital(3)	163,036	(97,615)	48,427	16,994
Total		$386,792	$197,690	$356,891	$227,591
_______________________________________

(1)	As of March 31, 2018, the Advisor Entities have incurred unreimbursed operating costs on behalf of the Company of $13.5 million that remain eligible to allocate to the Company.

(2)	As of March 31, 2018, the Advisor Entities have incurred unreimbursed organization and offering costs on behalf of the Company of $5.8 million that remain eligible to allocate to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(4)
As of March 31, 2018, although the Company has not paid underwriting compensation in excess of 10% of the gross proceeds of the Primary Offering, the Company determined that total underwriting compensation with respect to all Class A Shares, Class T Shares and Class I Shares was in excess of 10% of the gross proceeds of the Primary Offering. As a result, the Dealer Manager will cease receiving distribution fees with respect to each Class T Share. Amounts incurred for the three months ended March 31, 2018 includes a reversal of the previously recorded liability.

Distribution Support Agreement
Pursuant to the Distribution Support Agreement, NorthStar Realty, which is now a subsidiary of Colony NorthStar, and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of the Company’s common stock at a current offering price for Class A Shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of the Company’s Class A Shares for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. From inception through March 31, 2018, pursuant to the Distribution Support Agreement, NorthStar Realty and RXR agreed to purchase an additional 2,399 and 800 shares of the Company’s Class A Shares, respectively, for an aggregate amount of approximately $29,000.
In November 2016, the Company’s board of directors amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the primary portion of the Offering. Accordingly, the Distribution Support Agreement terminated on March 31, 2018.
Investments
The Company expects to acquire more than a majority of its investments through joint venture arrangements with VAF III, an institutional real estate investment fund affiliated with RXR, or future funds or investment entities advised by affiliates of RXR. The Chief Executive Officer of RXR is a member of the Company’s board. As of March 31, 2018, all of the Company’s investments were structured through joint venture arrangements with VAF III.
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In March 2017, Colony NorthStar, through an affiliate, committed $25.0 million to VAF III for the purposes of investing in CRE located in New York City. As of March 31, 2018, Colony NorthStar had funded $10.5 million to VAF III, and had a remaining unfunded commitment of $14.5 million.
Sub-advisor Fees
Affiliates of the Company’s Sub-advisor provide leasing and management services for the property underlying the Company’s unconsolidated venture investment in 1285 AoA. For the three months ended March 31, 2018, the Company’s indirect share of management fees incurred by the unconsolidated venture was approximately $37,000. Refer to Note 3, “Investment in Unconsolidated Venture” to the Consolidated Financial Statements for further discussion of the Company’s investment in an unconsolidated venture.

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
Pursuant to the Plan, the Company granted Class A Shares of restricted common stock to its three independent directors concurrent with when the Company made its first investment in May 2016. As of March 31, 2018, the Company’s independent directors have been granted a cumulative total of 30,000 Class A Shares of restricted common stock for an aggregate value of $0.3 million, based on the share price on the date of each grant. The restricted common stock granted vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $37,917 and $28,437 for the three months ended March 31, 2018 and 2017, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. As of March 31, 2018, unvested shares totaled 7,500.

7.	Stockholders’ Equity
Common Stock from Primary Offering
The following table presents Class A Shares, Class T Shares and Class I Shares the Company issued, and the corresponding gross proceeds generated, in connection with its Primary Offering for the three months ended March 31, 2018, year ended December 31, 2017 and the period from inception through March 31, 2018 (in thousands):

	Class A Shares	Class T Shares	Class I Shares
Three months ended March 31, 2018
Shares issued	40	76	39
Gross proceeds	$408	$724	$358
Year ended December 31, 2017
Shares issued	1,094	1,766	53
Gross proceeds	$10,973	$16,873	$486
Inception through March 31, 2018
Shares issued	1,855	2,138	167
Gross proceeds	$18,389	$20,427	$1,513
In November 2016, the Company’s board of directors approved an extension of the Offering by one year to February 9, 2018. In February 2018, the Company filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of the Company’s common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. The follow-on offering has not yet been declared

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

effective by the SEC and there can be no assurance that the Company will commence the follow-on offering or successfully sell the full number of shares registered. On March 15, 2018, the Company’s board of directors determined to terminate the Primary Offering effective March 31, 2018 and the DRP effective April 2, 2018, after the issuance of shares with respect to the distributions declared for the month of March 2018.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders could elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the same class, in lieu of receiving cash distributions, at a price equal to $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share until the Company establishes an estimated value per share for each class of stock. Once established, shares issued pursuant to the DRP could be priced at 97% of the estimated value per share for each class of the common stock, as determined by the Advisor Entities or other firms chosen for that purpose. Pursuant to amended FINRA Rule 2310, the Company expects to establish an estimated value per share for each class of stock from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter. No selling commissions, dealer manager fees or distribution fees are paid on shares issued pursuant to the DRP. The amount available for distributions on all Class T Shares was reduced by the amount of distribution fees payable with respect to the Class T Shares issued in the Primary Offering. The board of directors of the Company could amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. On March 15, 2018, the Company’s board of directors determined to terminate the DRP effective April 2, 2018, after the issuance of shares with respect to the distributions declared for the month of March 2018.
From inception through March 31, 2018, the Company raised gross proceeds of $278,478 pursuant to the DRP.
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
From October 1, 2017 through March 31, 2018, distributions were paid monthly based on a daily amount of $0.000753425 per share of common stock, less the distribution fees that are payable with respect to Class T Shares, which was equivalent to an annualized distribution amount of $0.275 per share of the Company’s common stock, less the distribution fee on Class T Shares.
On March 15, 2018, the board of directors of the Company approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended June 30, 2018.
Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2018:

	Distributions(1)
Period	Cash	DRP	Total
2018
January	$38,786	$48,249	$87,035
February	35,592	44,174	79,766
March	40,576	48,594	89,170
Total	$114,954	$141,017	$255,971
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
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
The Company has retroactively adjusted net income (loss) per share and distributions declared per share data for the three months ended March 31, 2017 to reflect the impact of the stock distribution issued in May 2017. No selling commissions or dealer manager fees were paid in connection with the shares issued from the special stock distributions.

8.	Non-controlling Interest
Operating Partnership
Non-controlling interest includes the special limited partnership interest in the Operating Partnership held by the Special Unit Holder and is recorded as its non-controlling interest on the consolidated balance sheets as of March 31, 2018 and December 31, 2017. Income (loss) attributable to the non-controlling interest is based on the Special Unit Holder’s share of the Operating Partnership’s income (loss) and was a de minimis amount for the three months ended March 31, 2018 and 2017.
Other
Other non-controlling interest represents third party equity interest in ventures that are consolidated within the Company’s financial statements. Net income attributable to the other non-controlling interest holders was $259,562 for the three months ended March 31, 2018. There was no net income attributable to the other non-controlling interest holders for the three months ended March 31, 2017.

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
As of March 31, 2018, the fair value of the Company’s investment in an unconsolidated venture was $5.4 million. As the Company utilizes NAV to determine fair value as a practical expedient, the Company will not present its investment in 1285 AoA within the fair value hierarchy.
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)			December 31, 2017
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments(2)(3)	$35,000,000	$34,844,444	$35,000,000	$35,000,000	$34,827,778	$35,000,000
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)
Includes a $15.0 million mezzanine loan interest acquired through joint ventures with affiliates of RXR and an unaffiliated third party. The Company’s proportionate interest of the loan is 63.3%, representing $9.5 million of the principal amount. The Company consolidates the investment and records a non-controlling interest for the ownership of RXR and the unaffiliated third party.

(3)
Includes a $20.0 million mezzanine loan interest, net of unamortized origination fee, originated through a joint venture with an affiliate of RXR. The Company’s proportionate interest of the loan is 95.0%, representing $19.0 million of the principal amount. The Company consolidates the investment and records a non-controlling interest for the ownership of RXR.

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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present selected results of operations of the Company’s segments for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018	Real Estate Debt	Real Estate Equity	Corporate	Total
Interest income	$975,580	$—	$—	$975,580
Other income	—	—	21,230	21,230
General and administrative expenses	—	—	(205,979)	(205,979)
Asset management and other fees - related party	—	—	(88,411)	(88,411)
Transaction costs	(10,696)	—	—	(10,696)
Income (loss) before equity in earnings (losses) of unconsolidated venture	964,884	—	(273,160)	691,724
Equity in earnings (losses) of unconsolidated venture	—	45,156	—	45,156
Net income (loss)	$964,884	$45,156	$(273,160)	$736,880

Three Months Ended March 31, 2017	Real Estate Debt	Real Estate Equity	Corporate	Total
Other income	$—	$—	$4,300	$4,300
General and administrative expenses	—	—	(78,426)	(78,426)
Asset management and other fees - related party	—	—	(30,368)	(30,368)
Income (loss) before equity in earnings (losses) of unconsolidated venture	—	—	(104,494)	(104,494)
Equity in earnings (losses) of unconsolidated venture	—	405,161	—	405,161
Net income (loss)	$—	$405,161	$(104,494)	$300,667

The following table presents total assets by segment as of March 31, 2018 and December 31, 2017:

Total Assets	Real Estate Debt	Real Estate Equity	Corporate(1)	Total
March 31, 2018 (Unaudited)	$35,319,432	$5,392,333	$5,644,733	$46,356,498
December 31, 2017	35,089,312	5,388,487	10,894,066	51,371,865
_______________________________________

(1)	Includes cash and cash equivalents, unallocated receivables, and other assets, net.

11.	Subsequent Events
Distributions
On May 10, 2018, the board of directors of the Company approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended September 30, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1. “Financial Statements” and risk factors in Part II, Item 1A. “Risk Factors” of this report. References to “we,” “us” or “our” refer to NorthStar/RXR New York Metro Real Estate, Inc. and its subsidiaries unless the context specifically requires otherwise.
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
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of March 31, 2018, Colony NorthStar had approximately $42.9 billion of assets under management, including Colony NorthStar’s balance sheet investments and third party managed investments.
We are sub-advised by RXR NTR Sub-Advisor LLC, or our Sub-advisor, a Delaware limited liability company and a subsidiary of our other co-sponsor, RXR Realty LLC, or RXR. RXR is a New York-based, approximately 500-person vertically integrated real estate operating and development company with expertise in a wide array of value creation activities, including distressed investments, uncovering value in complex transactions, structured finance investments and real estate development. RXR’s core growth strategy is focused on New York City and the surrounding region. As of March 31, 2018, the RXR operating platform manages 73 commercial properties and investments with an aggregate gross asset value of approximately $17.9 billion, comprising approximately 23.4 million square feet of commercial operating properties and control of development rights for approximately 6,000 multifamily and for sale units in the New York metropolitan area. Gross asset value is compiled by RXR in accordance with its fair value measurement policy and is comprised of capital invested by RXR and its partners, as well as leverage.
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
On August 22, 2016, we filed a post-effective amendment to our registration statement that reclassified our common stock offered pursuant to the registration statement into Class A Shares, Class T Shares and shares of Class I common stock, or the Class I Shares. The SEC declared the post-effective amendment effective on October 26, 2016. Pursuant to the registration statement, as amended, we offered for sale up to $1.8 billion in shares of common stock at a price of $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share in the Primary Offering, and up to $200.0 million in shares under the DRP at a price of $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share. The Primary Offering and the DRP are herein collectively referred to as the Offering. We retained NorthStar Securities, LLC, or NorthStar Securities, an affiliate of our Advisor and one of our Co-sponsors, to serve as the dealer manager, or our Dealer Manager, for our Primary Offering, and to market our shares offered pursuant to our Primary Offering.
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
From inception through the termination of the Offering, we raised total gross proceeds of $40.7 million pursuant to our Offering, including gross proceeds of $327,073 pursuant to our DRP.
Our Investments
The following table presents our investments as of March 31, 2018:

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
Commercial Real Estate Equity
Our Portfolio
As of March 31, 2018, our CRE equity investment portfolio consisted of an approximately 1.0% unconsolidated non-controlling interest in a 1.8 million square foot Class-A office building located at 1285 Avenue of the Americas, or 1285 AoA, in midtown

Manhattan. The remainder of the building is owned by institutional investors and funds affiliated with our Co-sponsor, RXR. As of March 31, 2018, 1285 AoA was 100% occupied with a weighted average lease term of 10.4 years.
The following table presents our real estate property investment through an unconsolidated venture as of March 31, 2018:

Property Type	Number of Properties	Gross Cost(1)	Invested Equity	Carrying Value(2)	Capacity		Primary Locations
Class-A office building	1	$11,030,895	$4,297,842	$5,392,333	1,790,570	square feet	New York, NY
_______________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(2)	Represents the fair value of our equity investment in the unconsolidated venture.
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
Jane Street Loan—In August 2017, we, through a subsidiary of our Operating Partnership, completed the origination of a $12.0 million pari passu interest in a $20.0 million mezzanine loan, secured by a pledge of an ownership interest in a luxury condominium development project located in the West Village of New York City. We completed the investment through a partnership with VAF III, which contributed the remaining $8.0 million of the loan origination. In February 2018, we, through a subsidiary of our Operating Partnership, completed the acquisition of an additional $7.0 million interest from VAF III, and now hold a $19.0 million interest in the loan. VAF III now holds the remaining $1.0 million interest in the loan. The loan bears interest at a floating rate of 9.5% over the one-month LIBOR, with a LIBOR ceiling of 1.5%. The loan had a 1.0% origination fee and has an initial term of three years, with two one-year extension options available to the borrower.
The following table presents a summary of our CRE debt investments as of March 31, 2018:

Investment Type:	Count	Principal Amount(1)	Carrying Value(2)	Spread over LIBOR(3)
Mezzanine loans	2	$28,500,000	$28,352,222	9.42%
_______________________________________

(1)	Represents our proportionate share of the principal balance of our mezzanine loans.

(2)	Represents our proportionate share of the carrying value of our real estate debt investments, net of unamortized origination fee.

(3)	Represents weighted average spread over LIBOR, based on principal amount.
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

Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. The Federal Reserve’s March 2018 decision to raise the federal funds rate for the sixth time in just over two years reflects a consensus that the economic foundation driving the current expansion remains sound. Additionally, the labor market is effectively at full employment, fueling wage growth and consumer confidence. The Bureau of Economic Analysis released an advance estimate of U.S. real gross domestic product indicating a 2.3% increase in the first quarter of 2018 and reaffirmed a 2.9% increase in the fourth quarter of 2017, driven by strong consumer spending, nonresidential fixed investment and exports. The 10-year Treasury note rate increased 0.34% in the second quarter to 2.74% (source: Yahoo Finance), reflecting the market’s confidence that the stability of economic growth is outpacing fears about the longevity of the post crisis expansion.
The Tax Cuts and Jobs Act of 2017, reduced corporate and individual tax rates effective 2018 and reformed the tax code in a way not seen since former President Ronald Reagan’s tax cuts in 1981 and tax reform in 1986. Economists and market participants appear to believe these tax cuts will bolster continued economic growth. With major stock indexes near all-time highs and corporate earnings generally exceeding estimates, investor sentiment reflects increased confidence in the global economy. The markets have reacted positively since the U.S. presidential election, with the S&P 500 up 23.9% and the ten-year Treasury note’s yield up 49.9% (source: Yahoo Finance). While some market participants believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, we expect real estate prices and returns to remain attractive.
New York
We believe the New York real estate market remains poised for growth, as a rising population and improving labor market are bolstered by a renewed focus on infrastructure spending from all levels of government. The U.S. Census Bureau’s most recent estimate indicates New York City’s population was approximately 8.5 million as of July 2016, which represents an increase of approximately 4.4% over the April 2010 decennial census, equaling a pace of growth not witnessed since the 1920’s. In 2017, New York City’s total employment reached an all-time high of 4.5 million non-farm jobs and continued to mostly retain these jobs through the first quarter (i.e., positions excluding agricultural, private household, non-profit organization and government jobs), having recovered all of the jobs lost in the last recession (source: New York State Department of Labor). New York City’s unemployment rate remained relatively flat, with a decrease of 0.1% to 4.2% in the first quarter (source: New York State Department of Labor).
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
Office & Residential Markets
We believe the New York City office market is in a state of equilibrium and the New York metropolitan area will remain a strong market for commercial real estate investing in the United States. Manhattan experienced strong new office leasing activity in the first quarter and recorded an overall vacancy rate of 8.8%, marking the lowest quarterly vacancy recorded in nearly two years. Manhattan’s new leasing activity reached 7.1 million square feet and net absorption was 1.2 million square feet due to above-average Midtown leasing (source: Cushman & Wakefield Manhattan Marketbeat Q1 2018 Report). It is anticipated an additional 5.7 million square feet of new construction will be delivered to the market in 2018. However, we expect that this new supply will be absorbed by several large deals in the pipeline, continued private sector job growth, the creation of new office-using jobs, as well as the conversion of obsolete buildings to alternate uses.
New York City’s multifamily market fundamentals include limited rental and sales inventory and low vacancies. Combined with a growing population and employment base, these factors have increased upward pressure on rental rates and property values. According to Marcus & Millichap, high prices for single-family homes are driving the vast majority of new households to opt for rental housing; the overall vacancy rate in the New York City area rose slightly to 2.3% in the first quarter. We believe tight vacancy will continue to persist given the peak in new supply in 2017, however individual sub-markets may experience temporary upticks in vacancy as newly built projects lease up. As the pace of construction and newly built projects subside, we believe high demand neighborhoods along commuter routes have the greatest potential for reacceleration of rent growth. These continued sound leasing fundamentals highlight the strength of New York City’s real estate market, which we expect will continue to outperform other major cities. We believe that these dynamics continue to create compelling investment and redevelopment opportunities for experienced and well-connected local owners and operators.
Following a historically weak investment sales market in 2017, Manhattan experienced a strong increase in investment sales totaling approximately $12.0 billion in the first quarter (source: Commercial Observer), as sellers became increasingly willing to negotiate with buyers to reign in some of the bid/ask spread.
Private Equity & Debt Markets
Despite access to funding, the real estate private equity market faces challenges finding attractive investment opportunities. We believe this could benefit Manhattan investment sales; despite high prices, real estate funds have a combined $244.0 billion in capital to invest according to Preqin, putting heavy weight on new equity. As a result, we are beginning to see pension fund executives begin to decrease their return expectations for this asset class. Nevertheless, pension funds, endowments and other institutions have not lost their appetite for commercial property—allocations are still strong and there remains a robust demand for hard assets. In fact, according to a recent global institutional investor survey published by the European Association for Investors in Non-listed Real Estate Vehicles (INREV), Asian Association for Investors in Non-listed Real Estate Vehicles (ANREV) and Pension Real Estate Association (PREA) suggests continued positive sentiment toward real estate in general, and non-listed real estate in particular. According to the survey, 56% of global investors plan to increase their exposure to real estate over the next 24 months (source: Property Funds World). We believe these dynamics continue to support robust pricing in Manhattan and the surrounding markets, and are contributing to the increased investment sales activity witnessed in 2018.
The CMBS market expanded in the first quarter of the year, issuing an aggregate $20.7 billion of debt compared to $15.0 billion in the first quarter of last year (source: Commercial Mortgage Alert). Initial worries concerning new retention rules subsided and market activity increased. Construction lending continues to be increasingly difficult in 2018 as banks struggle with post financial crisis-era regulatory requirements that generally have resulted in a more conservative lending posture, particularly with respect to condominium construction financing. The mentality of commercial banks has been to limit new construction loans to the best sponsors (who have a track record of successfully doing business), in the best locations, with a conservative loan structure. This has made it increasingly difficult for the run-of-the-mill borrower to obtain low interest rate financing at moderate leverage. Additionally, commercial banks do not lend against land value due to high-volatility commercial real estate, or HVCRE, regulations which require a developer to contribute 15 percent of a project’s value in cash. As a result, family or small developers who have held land for generations, cannot get land value from banks. The projects that are being financed by commercial banks are limited to those with proximity to a commuter train station providing easy access to New York City, high end finishes, luxury amenities and a walkable thriving downtown providing a diversified mix of restaurants, shops and bars.
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
Our Strategy
In light of the challenges we have faced raising capital, it has proven difficult for us to implement our current investment strategy and build a diverse portfolio of high-quality commercial real estate in the New York metropolitan area.  As a result, we are currently exploring strategic alternatives in order to maximize value for our stockholders.  In the interim, we will continue to actively manage our small, but high quality portfolio of investments in an effort to preserve, protect and return stockholders’ capital and to pay current income through cash distributions.

The following table presents our investment activity for the three months ended March 31, 2018 and from inception through May 10, 2018:

	Three Months Ended	From Inception through
Investment Type:	March 31, 2018	May 10, 2018
Real estate equity(1)	$—	$11,030,895
CRE debt(2)	7,000,000	28,500,000
Total	$7,000,000	$39,530,895
_______________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(2)	Represents our proportionate share of the principal balance of our mezzanine loans.
Financing Strategy
Although we will have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our assets (including cash and cash equivalents and excluding indirect leverage held through our unconsolidated joint venture investments), other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We may use leverage for the sole purpose of financing our investments and diversifying our equity and we will not employ leverage to speculate on changes in interest rates. We also may seek assignable financing when available. As of March 31, 2018, we had fully invested the proceeds of our Offering and had not incurred any leverage.
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
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Recent Accounting Pronouncements
For recent accounting pronouncements, refer to Note 2, “Significant Accounting Policies” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements.”
Results of Operations
Comparison of the Three Months Ended March 31, 2018 to March 31, 2017:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Revenues
Interest income	$975,580	$—	$975,580	100.0%
Other income	21,230	4,300	16,930	393.7%
Total revenues	996,810	4,300	992,510	23,081.6%
Expenses
General and administrative expenses	205,979	78,426	127,553	162.6%
Asset management and other fees - related party	88,411	30,368	58,043	191.1%
Transaction costs	10,696	—	10,696	100.0%
Total expenses	305,086	108,794	196,292	180.4%
Income (loss) before equity in earnings (losses) of unconsolidated venture	691,724	(104,494)	796,218	762.0%
Equity in earnings (losses) of unconsolidated venture	45,156	405,161	(360,005)	(88.9)%
Net income (loss)	$736,880	$300,667	$436,213	145.1%
Revenues
Interest income
Interest income represents income earned on CRE debt investments acquired and originated during the second and third quarters of 2017, respectively.
Other income
Other income is earned from cash invested in highly-liquid investments with a maturity of three months or less.
Expenses
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. Transaction costs of approximately $11,000 for the three months ended March 31, 2018 are a result of costs associated with our acquisition of a non-controlling interest in the Jane Street Loan.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor Entities on our behalf in accordance with our advisory and sub-advisory agreements. The reimbursable operating expenses increased in 2018 as a result of higher average invested assets.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increased approximately $58,000 from the three months ended March 31, 2017 to March 31, 2018 as a result of a higher level of invested assets.

Equity in Earnings (Losses) of Unconsolidated Venture
Equity in earnings of unconsolidated venture for the three months ended March 31, 2018 represents dividends received of approximately $41,000 and an increase in the fair value of our unconsolidated investment of approximately $4,000. Equity in earnings of unconsolidated venture for the three months ended March 31, 2017 includes dividends received of approximately $48,000 and an increase in the fair value of our unconsolidated investment of approximately $357,000.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating activities and to make distributions. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We may access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of May 10, 2018, we had $5.7 million of investable cash.
We raised substantially less than the maximum offering amount in our Offering. Because we raised substantially less than the maximum offering amount, we have made fewer investments resulting in less diversification in terms of the type, number and size of investments we have made and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we were able to raise substantial funds in our Offering. Our inability to raise substantial funds increases our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of March 31, 2018, we have only raised $40.6 million in the Offering and have only made three investments. The Primary Offering terminated on March 31, 2018 and the DRP terminated on April 2, 2018, after the issuance of shares with respect to distributions declared for March 2018. On February 2, 2018, we filed a registration statement on Form S-11 with the SEC for a follow-on offering of up to $200 million in shares. The follow-on offering has not yet been declared effective by the SEC and there can be no assurance that we will commence the follow-on offering or successfully sell the full number of shares registered.
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
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor Entities and our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions, dealer manager fees and distribution fees and payments to our Dealer Manager and our Advisor Entities, or their affiliates, as applicable, for reimbursement of certain organization and offering costs. We expect to make payments to our Advisor Entities, or their affiliates, as applicable, in connection with the management of our assets and costs incurred by our Advisor Entities in providing services to us.
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
Cash Flows
The following presents our consolidated statement of cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Cash flow provided by (used in):
Operating activities	$790,648	$(42,708)	$833,356
Financing activities	(5,798,968)	5,610,709	(11,409,677)
Net increase (decrease) in cash and cash equivalents	$(5,008,320)	$5,568,001	$(10,576,321)

Three Months Ended March 31, 2018 Compared to March 31, 2017
Operating Activities
Net cash provided by operating activities of $0.8 million for the three months ended March 31, 2018 primarily related to interest income earned on our CRE debt investments and distributions received from our investment in an unconsolidated venture, partially offset by asset management fees and other operating expenses. Net cash used in operating activities of $42,708 for the three months ended March 31, 2017 primarily related to asset management fees and other operating expenses.
Financing Activities
Net cash used in financing activities of $5.8 million for the three months ended March 31, 2018 related to the acquisition of a non-controlling interest in one of our CRE debt investments in February 2018, and distributions paid on our common stock, offset by proceeds from the issuance of common stock. Net cash provided by financing activities of $5.6 million for the three months ended March 31, 2017 primarily related to proceeds from the issuance of common stock, partially offset by distributions paid on our common stock.
Off-Balance Sheet Arrangements
As of March 31, 2018, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made an investment in an unconsolidated venture. Refer to Note 3, “Investment in Unconsolidated Venture” in Item 1. “Financial Statements” for a discussion of such unconsolidated venture in our consolidated financial statements. Our exposure to loss is limited to the carrying value of our investment.
Related Party Arrangements
Advisor Entities
Subject to certain restrictions and limitations, our Advisor Entities are responsible for managing our affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on our behalf. Our Advisor Entities may delegate certain of their obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to the Advisor Entities include the Advisor Entities and any such affiliated entities. For such services, to the extent permitted by law and regulations, our Advisor Entities receive fees and reimbursements from us, of which our Sub-advisor generally receives 50% of all fees and up to 25% of all reimbursements. Pursuant to the advisory agreement, our Advisor may defer or waive fees in its discretion.
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
Organization and Offering Costs
Our Advisor Entities were entitled to receive reimbursement for organization and offering costs paid on our behalf in connection with our Offering. We were obligated to reimburse our Advisor Entities, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs did not exceed 15% of gross proceeds from our Offering. Based on gross proceeds of $40.6 million from the Offering, we incurred reimbursable organizational and offering costs, excluding selling commissions and dealer manager fees, of 1.0%. We recorded organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Our independent directors determined that all of the organization and offering costs were fair and commercially reasonable.

Organization costs were recorded in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity.
Dealer Manager
Selling Commissions, Dealer Manager Fees and Distribution Fees
Pursuant to a dealer manager agreement, we paid our Dealer Manager selling commissions of up to 7.0% of gross proceeds from the sale of Class A Shares and up to 2.0% of the gross proceeds from the sale of Class T Shares issued in our Primary Offering, all of which were reallowed to participating broker-dealers. We paid our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A Shares and up to 2.75% of the gross proceeds from the sale of Class T Shares issued in our Primary Offering, a portion of which was typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager. No selling commissions or dealer manager fees were paid for the sale of Class I Shares. Our Dealer Manager was also able to enter into participating dealer agreements that provide for our Dealer Manager to pay a distribution fee of up to 2.0% over a maximum eight-year period in connection with the sale of Class I Shares in the Primary Offering. We will not reimburse the Dealer Manager for its payment of these fees and such fees will be subject to the limitations on underwriting compensation under applicable Financial Industry Regulatory Authority, Inc. rules.
In addition, we paid our Dealer Manager a distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T Shares issued in our Primary Offering, all of which were reallowed to participating broker-dealers. Our Dealer Manager will cease receiving distribution fees with respect to each Class T Share upon the earliest of the following to occur: (i) a listing of our shares of common stock on a national securities exchange; (ii) such Class T Share is no longer outstanding; (iii) our Dealer Manager’s determination that total underwriting compensation with respect to all Class A Shares, Class T Shares and Class I Shares would be in excess of 10% of the gross proceeds of our Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to Class T Shares issued in connection with the Primary Offering held by a stockholder within his or her particular account would be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T Shares held in such account.
As of March 31, 2018, although we have not paid underwriting compensation in excess of 10% of the gross proceeds of the Primary Offering, we determined that total underwriting compensation with respect to all Class A Shares, Class T Shares and Class I Shares was in excess of 10% of the gross proceeds of the Primary Offering. As a result, the Dealer Manager will cease receiving distribution fees with respect to each Class T Share.
No selling commissions or dealer manager fees were paid for sales pursuant to our DRP or our distribution support agreement, or our Distribution Support Agreement.
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to our Advisor Entities and our Dealer Manager for the three months ended March 31, 2018 and the amount due to related party as of March 31, 2018 and December 31, 2017:

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2017	Three Months Ended March 31, 2018		Due to Related Party as of March 31, 2018
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$27,109	$88,411	$82,577	$32,943
Reimbursements to Advisor Entities
Operating costs(1)	General and administrative expenses	136,265	117,634	91,426	162,473
Organization(2)	General and administrative expenses	3,025	745	3,005	765
Offering(2)	Cost of capital(3)	57,357	14,150	57,091	14,416
Selling commissions	Cost of capital(3)	—	46,381	46,381	—
Dealer Manager Fees	Cost of capital(3)	—	27,984	27,984	—
Distribution Fees(4)	Cost of capital(3)	163,036	(97,615)	48,427	16,994
Total		$386,792	$197,690	$356,891	$227,591
_______________________________________

(1)	As of March 31, 2018, our Advisor Entities have incurred unreimbursed operating costs on our behalf of $13.5 million that remain eligible to allocate to us.

(2)	As of March 31, 2018, our Advisor Entities have incurred unreimbursed organization and offering costs on our behalf of $5.8 million that remain eligible to allocate to us.

(3)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(4)
As of March 31, 2018, although we have not paid underwriting compensation in excess of 10% of the gross proceeds of the Primary Offering, we determined that total underwriting compensation with respect to all Class A Shares, Class T Shares and Class I Shares was in excess of 10% of the gross proceeds of the Primary Offering. As a result, the Dealer Manager will cease receiving distribution fees with respect to each Class T Share. Amounts incurred for the three months ended March 31, 2018 includes a reversal of the previously recorded liability.

Distribution Support Agreement
Pursuant to our Distribution Support Agreement, NorthStar Realty, which is now a subsidiary of Colony NorthStar, and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of our common stock at a current offering price for Class A Shares, net of selling commissions and dealer manager fees, if cash distributions exceed MFFO (as computed in accordance with the definition established by the IPA, and adjusted for certain items) to provide additional funds to support distributions to our stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of our Class A Shares for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. From inception through March 31, 2018, pursuant to the Distribution Support Agreement, NorthStar Realty and RXR agreed to purchase an additional 2,399 and 800 shares of our Class A Shares, respectively, for an aggregate amount of approximately $29,000.
In November 2016, our board of directors amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the primary portion of the Offering. Accordingly, the Distribution Support Agreement terminated on March 31, 2018.
Investments
We expect to acquire more than a majority of our investments through joint venture arrangements with VAF III, an institutional real estate investment fund affiliated with RXR, or future funds or investment entities advised by affiliates of RXR. The Chief Executive Officer of RXR is a member of our board. As of March 31, 2018, all of our investments were structured through joint venture arrangements with VAF III.
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
In March 2017, Colony NorthStar, through an affiliate, committed $25.0 million to VAF III for the purposes of investing in CRE located in New York City. As of March 31, 2018, Colony NorthStar had funded $10.5 million to VAF III, and had a remaining unfunded commitment of $14.5 million.
Sub-advisor Fees
Affiliates of our Sub-advisor provide leasing and management services for the property underlying our unconsolidated venture investment in 1285 AoA. For the three months ended March 31, 2018, our indirect share of management fees incurred by the unconsolidated venture was approximately $37,000. Refer to Note 3, “Investment in Unconsolidated Venture” in Item 1. “Financial Statements” for further discussion.
Recent Developments
Distributions
On May 10, 2018, our board of directors approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended September 30, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders:

	Three Months Ended March 31,
	2018	2017
Funds from operations:
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$477,318	$300,667
FFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$477,318	$300,667
Modified funds from operations:
FFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$477,318	$300,667
Adjustments:
Acquisition fees and transaction costs	10,696	—
Changes to fair value of unconsolidated venture	(3,846)	(356,723)
Amortization of origination fee on real estate debt investment	(16,666)	—
Adjustments related to non-controlling interests	4,333	—
MFFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$471,835	$(56,056)
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From May 16, 2016 through September 30, 2017, we paid an annualized distribution amount of $0.10 per share of our common stock (not adjusted for the retroactive impact of the stock distributions issued in January and May 2017). From October 1, 2017 through March 31, 2018, we paid an annualized distribution amount of $0.275 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2018 and year ended December 31, 2017:

	Three Months Ended March 31, 2018		Year Ended December 31, 2017
Distributions(1)
Cash	$114,954		$172,262
DRP	141,017		181,473
Total	$255,971		$353,735

Sources of Distributions
Funds from Operations	$255,971	100%	$353,735	(2)	100%

Offering proceeds - Distribution support	—	—%	—	(3)	—%
Offering proceeds - Other	—	—%	—	(3)	—%
Total	$255,971	100%	$353,735		100%

Cash Flow Provided by (Used in) Operations	$790,648		$1,423,640
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

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
Interest Rate Risk
We may be exposed to changes in interest income from our investments in real estate debt. Our CRE debt investments bear interest at floating rates. The interest rates on our floating-rate assets are fixed spreads over the one-month LIBOR and reprice every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments. As of March 31, 2018, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate ceiling) would increase income by $150,000 annually.
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
Credit Risk
Credit risk in our CRE debt investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor Entities’ comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. As of March 31, 2018, we had only two debt investments, which contributed 100% of our investment income.  Given our limited number of investments, we have significant exposure to the credit risk of each of the borrowers underlying our debt investments.
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
Item 1A.    Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 19, 2018, except as noted below.

If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions to our stockholders from any source, including offering proceeds, borrowings, our Advisor’s or Sub-advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our offering and we may continue to do so in the future. Until the proceeds from our offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the period from inception through March 31, 2018, we declared distributions of $377,662, of which 13% were paid using proceeds from the Offering, including the purchase of additional shares by Colony NorthStar and RXR.
Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, NorthStar Realty and RXR have agreed to purchase up to $10.0 million of shares of Class A Shares at $9.10 per share (which includes $2.0 million of Class A Shares purchased by NorthStar Realty and RXR to satisfy the minimum offering amount) to provide additional cash to support distributions to our stockholders. As our distribution support agreement has now been terminated, we may not have sufficient cash available to pay distributions from sources other than our cash flow from operations, including offering proceeds, and as a result we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and your overall return may be reduced.
Our stockholders are limited in their ability to sell their shares of common stock pursuant to our share repurchase program. Our stockholders may not be able to sell any of their shares of common stock back to us and if they do sell their shares, they may not receive the price they paid upon subscription.
Our share repurchase program may provide our stockholders with an opportunity to have their shares of common stock repurchased by us after they have held them for one year. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently intend to limit the number of shares to be repurchased during any calendar year to no more than: (i) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional cash as may be borrowed or reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate our share repurchase program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten business days prior written notice. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of our share repurchase program and our stockholders may not be able to sell any of their shares of common stock back to us pursuant to our share repurchase program. In addition, as we consider strategic alternatives in order to maximize value for our stockholders, our stockholders should be aware of the possibility that the amount they may receive if their shares of our common stock are redeemed may be higher or lower than the amount they may receive if our consideration of strategic alternatives results in our pursuit of a liquidity event. However, even if we ultimately determine to pursue a liquidity event, there is no set timetable for the execution of such an event.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2018, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.

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
Our shares of common stock were offered in any combination of the three classes of shares of our common stock: Class A Shares, Class T Shares and Class I Shares. The offering price for the shares in our Primary Offering was $10.1111 per Class A Share, $9.5538 per Class T Share and $9.10 per Class I Share. Our DRP shares were offered at $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share.
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
For the period from the commencement of our Offering through March 31, 2018, we issued the following shares of common stock and raised the following gross proceeds in connection with our Offering (in thousands):

	Shares	Proceeds
Primary Offering	4,160	$40,328
DRP	29	278
Total	4,189	$40,606
From the commencement of our Offering through March 31, 2018, we incurred $1.5 million in selling commissions, $1.0 million in dealer manager fees, $0.2 million in distribution fees and $0.4 million in other offering costs in connection with the issuance and distribution of our registered securities and $1.9 million of these costs have been reallowed to third parties.
From the commencement of our Offering through March 31, 2018, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $37.6 million. From the commencement of our Offering through March 31, 2018, we used proceeds of $4.3 million to purchase an indirect interest in a real estate equity investment, $0.1 million to pay our Advisor Entities acquisition fees in connection with the purchase, $28.6 million to purchase interests in real estate debt investments, and $0.3 million to pay transaction costs incurred in connection with the purchases.
As of March 31, 2018, our Advisor Entities incurred organization and offering costs of $6.2 million on our behalf.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective February 9, 2015, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability, if the disability is deemed qualifying by our board of directors in their sole discretion and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares pursuant to our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice, except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. We may provide written notice by filing a Current Report on Form 8-K with the SEC. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.
As of March 31, 2018, we had no repurchase requests.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Determination of Estimated Value Per Share
Overview
On May 10, 2018, upon the recommendation of the audit committee (the “Audit Committee”) of the board of directors (the “Board”) of NorthStar/RXR New York Metro Real Estate, Inc. (“NorthStar/RXR”), the Board, including all of its independent directors, approved and established an estimated value per share of NorthStar/RXR’s common stock of $8.49. The estimated value per share is based upon the estimated value of NorthStar/RXR’s assets less the estimated value of NorthStar/RXR’s liabilities as of March 31, 2018, divided by the number of shares of NorthStar/RXR’s common stock outstanding as of March 31, 2018. The information used to generate the estimated value per share, including market information, investment- and property-level data and other information provided by third parties, was the most recent information practically available as of March 31, 2018.
The estimated value per share reflects the impact of two special stock distributions that NorthStar/RXR made to stockholders of record on December 31, 2016 and May 16, 2017. In total, 329,550 shares were issued in connection with the special stock distributions. Overall, the special stock distributions had the effect of reducing NorthStar/RXR’s estimated value per share as of March 31, 2018 by approximately 7%.
Process
The estimated value per share was calculated with the assistance of the CNI NS/RXR Advisors, LLC, NorthStar/RXR’s external advisor (the “Advisor”), RXR NTR Sub-Advisor LLC (the “Sub-Advisor,” and together with the Advisor, the “Advisor Entities”) and Robert A. Stanger & Co., Inc. (“Stanger”), an experienced third-party independent valuation and consulting firm engaged by NorthStar/RXR to assist with the valuation of its assets and liabilities. The engagement of Stanger was approved by the Board, including all of its independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of properties and debt investments similar to those owned by NorthStar/RXR. While NorthStar/RXR and other entities managed or sponsored by affiliates of the Advisor have engaged or may engage Stanger in the future for services of various kinds, NorthStar/RXR believes that there are no material conflicts of interest with respect to its engagement of Stanger.
The Audit Committee recommended and the Board established the estimated value per share based upon the analyses and reports provided by Stanger and the Advisor Entities, including an evaluation of NorthStar/RXR’s assets and liabilities as of March 31, 2018. In arriving at its recommendation, the Audit Committee relied in part on valuation methodologies that the Advisor Entities and Stanger believe are standard and acceptable in the real estate and non-traded real estate investment trust (“REIT”) industries for the types of assets and liabilities held by NorthStar/RXR. The process for estimating the value of NorthStar/RXR’s assets and liabilities was performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs. NorthStar/RXR believes that the valuation was developed in a manner reasonably designed to ensure its reliability.
On May 8, 2018, Stanger delivered its final report related to the valuation of NorthStar/RXR’s assets and liabilities as of March 31, 2018, including its opinion of value for NorthStar/RXR’s two mezzanine debt investments held in joint ventures and secured by ownership interests in two New York City development projects (the “Debt Investments”) and minority interest in 1285 Avenue of the Americas (the “1285 Interest”) as further described below.
The Board currently expects that NorthStar/RXR’s next estimated value per share will be based upon its assets and liabilities as of March 31, 2019 and that such value will be included in a report filed with the U.S. Securities and Exchange Commission. NorthStar/RXR intends to publish estimated values per share annually.
Valuation Methodology
Valuation of Debt Investments
The estimated value of NorthStar/RXR’s two Debt Investments was established by performing a comparable market interest rate analysis as of March 31, 2018. Stanger evaluated the estimated value by applying a discounted cash flow (“DCF”) analysis over the projected remaining term of the investment, taking into account prepayment and extension options available to the borrower, as appropriate. The cash flow estimates used in the DCF analysis were based on the investments’ contractual agreements and corresponding interest and principal cash flow. The expected cash flow was then discounted at an interest rate that Stanger estimated a current market participant would require for an instrument with similar collateral and duration assuming an orderly market environment, taking into account, for example, remaining loan term, loan-to-value ratio, collateral type, debt service coverage, security position, prepayment provisions and other factors deemed relevant. The range of discount rates used by Stanger to estimate the value of the Debt Investments was approximately 10.9% to 11.3% and the weighted average discount rate was approximately 11.1%.
As of March 31, 2018, the estimated value of the Debt Investments was $35.1 million, compared with an aggregate outstanding principal amount of $35.0 million (the “Principal Amount”).
Valuation of the 1285 Interest
To estimate the value of the 1285 Interest, Stanger relied upon a recently completed third-party appraisal for the underlying property (the “Third-Party Appraisal”). The Third-Party Appraisal was conducted as of December 31, 2017 and was performed in accordance with the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation. In determining the value of the 1285 Interest, Stanger utilized all information that it deemed relevant, including information from the Advisor Entities and its own data sources. The Third-Party Appraisal utilized a DCF analysis, sales comparison approach and direct capitalization approach to value the underlying property, and relied primarily on the DCF analysis. The capitalization and discount rates were selected by the third-party appraiser by taking into account, among other factors, prevailing capitalization rates in the office property market in New York City. Stanger then added or subtracted, as appropriate, outstanding borrowings, after factoring in any adjustments for above- or below-market in-place financing, as deemed applicable based on information provided on such borrowings, and other balance sheet assets and liabilities to derive an estimated equity value of the underlying property. Stanger applied the terms of the applicable investment structure, including any distribution priorities, to its equity value estimate to establish NorthStar/RXR’s allocable share of the equity interest in the investment. In addition, Stanger applied a market discount under an assumed liquidation scenario to reflect the potential discount that may be required to effectuate a near-term sale of a minority, non-controlling interest similar to the 1285 Interest. The discount rate used in the Third-Party Appraisal to value the property underlying the 1285 Interest was 5.0% and the terminal capitalization rate was 4.5%.
As of March 31, 2018, the estimated value of the 1285 Interest was $4.7 million, compared with an aggregate equity contribution, including subsequent capital contributions, of $4.3 million (the “1285 Equity Contribution”).
Valuation of Borrowings
Stanger estimated the fair value of NorthStar/RXR’s long-term liabilities, which consist solely of mortgage borrowings associated with the 1285 Interest (the “Borrowings”), by discounting the stream of expected interest and principal payments for each liability by an interest rate that Stanger estimated a current market participant would require for instruments with similar collateral and duration assuming an orderly market environment, taking into account factors such as remaining loan term, loan-to-value ratio, collateral type, debt service coverage, security position, prepayment provisions and other factors deemed relevant. The range of discount rates used by Stanger to estimate the value of the Borrowings was approximately 4.0% to 7.1% and the weighted average discount rate was approximately 4.4%.
As of March 31, 2018, the gross estimated value of the Borrowings was $1.19 billion, compared with an aggregate gross outstanding principal amount of $1.20 billion
Cash, Other Tangible Assets and Other Liabilities
The fair value of NorthStar/RXR’s cash, other tangible assets and current liabilities was estimated by the Advisor to approximate carrying value as of March 31, 2018 and Stanger relied upon and utilized such amounts in its determination of the estimated net asset value per share. To estimate the value of certain non-controlling interests associated with the Debt Investments, Stanger applied the values of the underlying investments through the applicable investment structure, including any distribution priorities, to establish the value of the minority interests held by third parties. The resulting concluded value of the non-controlling interests of $6.8 million compares with a current book value for the non-controlling interests of $6.8 million. Stanger also considered any amounts that would be due as of March 31, 2018 to the special limited partner of the NorthStar/RXR operating partnership (an affiliate of the Advisor), and concluded that no amounts were due to the special limited partner.
Estimated Net Asset Value Per Share
Based on the above valuations and estimates and subject to the assumptions and limiting conditions contained in its final report, Stanger estimated the net asset value per fully diluted common share outstanding of NorthStar/RXR as of March 31, 2018 to be $8.49 per share.

The table below sets forth the calculation of NorthStar/RXR’s estimated value per share as of March 31, 2018 (in thousands, except per share values):

	Estimated Value	Estimated Value Per Share
Debt Investments	$35,075	$7.67
1285 Interest	4,739	1.04
Cash and other assets	6,120	1.34
Minority Interests & Other Liabilities	(7,107)	(1.56)
Estimated net asset value as of March 31, 2018	$38,827	$8.49

Shares outstanding	4,571
In the aggregate, the estimated total value of the Debt Investments and the 1285 Interest of approximately $39.8 million represents an approximate 1.3% increase in value over the aggregate value of the Principal Amount and the 1285 Equity Contribution.
The estimated net asset value per share recommended by the Advisor Entities and the Audit Committee and approved by the Board does not reflect NorthStar/RXR’s “enterprise value,” which may include a premium or discount for:

•	the size of NorthStar/RXR’s portfolio, as some buyers may pay more for a portfolio of investments compared to prices for individual investments;

•
the characteristics of NorthStar/RXR’s working capital, co-investment structures (other than the 1285 Interest), leverage and other financial structures where some buyers may ascribe different values based on synergies, cost savings or other attributes;

•	disposition and other expenses that would be necessary to realize the value;

•
the services being provided by personnel of the Advisor and Sub-Advisor under their advisory agreement and sub-advisory agreements with NorthStar/RXR, and NorthStar/RXR’s potential ability to secure the services of a management team on a long-term basis; or

•	the potential difference in per share value if NorthStar/RXR were to list its shares of common stock on a national securities exchange.
On May 10, 2018, Stanger delivered its final valuation report to the Audit Committee. The Audit Committee was given an opportunity to confer with the Advisor Entities and Stanger regarding the methodologies and assumptions used therein, and determined to recommend to the Board the estimated value per share of NorthStar/RXR’s common stock.
The Board is ultimately and solely responsible for the establishment of the estimated value per share of NorthStar/RXR’s common stock. In arriving at its determination of the estimated value per share, the Board considered all information provided in light of its own familiarity with NorthStar/RXR’s assets and unanimously approved the estimated value recommended by the Audit Committee.
Sensitivity Analysis
Changes to the key assumptions used to arrive at the estimated value per share, including the capitalization rates and discount rates used to value the Debt Investments and 1285 Interest, would have a significant impact on the underlying value of NorthStar/RXR’s assets. The following table presents the impact on the estimated value per share of NorthStar/RXR’s common stock resulting from a 5.0% increase and decrease to (1) the discount rates used to value the Debt Investments and Borrowings and (2) the discount and capitalization rates used to value the 1285 Interest:

	Range of Value
	Low	Midpoint	High
Estimated Net Asset Value Per Share	$8.30	$8.49	$8.70
Weighted Average Discount Rate (Debt Investments)	11.6%	11.1%	10.8%
Weighted Average Discount Rate (1285 Interest)	5.3%	5.0%	4.8%
Weighted Average Capitalization Rate (1285 Interest)	4.7%	4.5%	4.3%
Weighted Average Discount Rate (Borrowings)	4.2%	4.4%	4.6%

The following table presents the impact on the estimated value per share of NorthStar/RXR’s common stock resulting from a 5.0% increase and decrease to (1) the discount rates used to value the Debt Investments and Borrowings and (2) the discount and capitalization rates used to value the 1285 Interest, with the impact of each asset or liability class within NorthStar/RXR’s portfolio shown in isolation:

	Range of Value
	Low	Midpoint	High
Debt Investments (Discount Rates)	$8.44	$8.49	$8.54
1285 Interest (Discount Rates)	$8.48	$8.49	$8.51
1285 Interest (Capitalization Rate)	$8.38	$8.49	$8.62
Borrowings (Discount Rates)	$8.48	$8.49	$8.51
All investments, net of Borrowings	$8.30	$8.49	$8.70
Limitations and Risks
As with any valuation methodology, the methodologies used to determine the estimated value per share are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values.
Although the Board relied on estimated values of NorthStar/RXR’s assets and liabilities in establishing the estimated value per share, the estimated value per share may bear no relationship to NorthStar/RXR’s book or asset value. In addition, the estimated value per share may not represent the price at which the shares of NorthStar/RXR’s common stock would trade on a national securities exchange, the amount realized in a sale, merger or liquidation of NorthStar/RXR or the amount a stockholder would realize in a private sale of shares.
The estimated value of NorthStar/RXR’s assets and liabilities is as of a specific date and such value is expected to fluctuate over time in response to future events, including but not limited to, changes to commercial real estate values, particularly commercial real estate located in New York City, changes in market interest rates for commercial real estate debt investments, changes in capitalization rates, rental and growth rates, changes in laws or regulations impacting the real estate industry, demographic changes, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on NorthStar/RXR’s common stock, repurchases of NorthStar/RXR’s common stock, changes in the number of shares of NorthStar/RXR’s common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and the factors specified in in Part I, Item 1A of NorthStar/RXR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There is no assurance that the methodologies used to establish the estimated value per share would be acceptable to the Financial Industry Regulatory Authority, Inc. or in compliance with guidelines pursuant to the Employee Retirement Income Security Act of 1974 with respect to their reporting requirements.
Share Repurchase Program
In accordance with the terms of NorthStar/RXR’s share repurchase program (the “SRP”), effective immediately, unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, repurchases will be made at a price of $8.49, which is equal to the value required to appear on customer account statements, until such time as NorthStar/RXR establishes a new estimated value per share, at which time the purchase price will adjust to the new value required to appear on customer accounts statements. Shares repurchased in connection with a stockholder’s death or qualifying disability will continue to be repurchased at the higher of the price paid for the shares, as adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock, or the value required to appear on customer account statements, as more fully described in the SRP.

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
4.2
Second Amended and Restated Distribution Reinvestment Plan (included as Appendix C to the prospectus filed with the SEC pursuant to Rule 424(b)(3) on October 26, 2016, and incorporated herein by reference)

10.1
Assignment and Assumption of Percentage Interests and Amendment of Partnership Agreement, dated as of February 23, 2018, by and between 1285 Investor NT-NSR, LLC and RXR 11 Jane Vehicle LP (filed as Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed with the SEC on March 1, 2018, and incorporated herein by reference)

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
The following materials from the NorthStar/RXR New York Metro Real Estate, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Equity (unaudited) for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statement of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements (unaudited)

_______________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthStar/RXR New York Metro Real Estate, Inc.
Date:	May 11, 2018	By:	/s/ David Schwarz
			Name:	David Schwarz
			Title:	Chief Executive Officer and President

		By:	/s/ Frank V. Saracino
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer