Form 10-Q
period 2018-06-30
NorthStar/RXR New York Metro Real Estate, Inc.
filed 2018-08-10
CIK 1603671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
The Company had 2,075,591 shares of Class A common stock, $0.01 par value per share, 2,284,363 shares of Class T common stock, $0.01 par value per share, and 172,887 shares of Class I common stock, $0.01 par value per share, outstanding as of August 9, 2018.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to pay distributions to our stockholders, our reliance on our advisor entities and our sponsors, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to achieve a diversified portfolio consistent with our target asset classes;

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

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$6,134,901	$10,883,296
Investment in unconsolidated venture, at fair value	5,388,650	5,388,487
Real estate debt investments, net	34,861,111	34,827,778
Interest receivable	244,177	240,630
Receivables, net	—	31,674
Total assets(1)	$46,628,839	$51,371,865

Liabilities
Due to related party	$168,013	$386,792
Distribution payable	103,241	84,795
Total liabilities(1)	271,254	471,587

Equity
NorthStar/RXR New York Metro Real Estate, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Class A common stock, $0.01 par value, 120,000,000 shares authorized, 2,092,698 and 2,046,869 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	20,927	20,469
Class T common stock, $0.01 par value, 240,000,000 shares authorized, 2,295,384 and 2,213,824 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	22,953	22,138
Class I common stock, $0.01 par value, 40,000,000 shares authorized, 179,560 and 139,651 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,796	1,397
Additional paid-in capital	37,976,159	36,297,515
Retained earnings	1,586,726	1,028,440
Total NorthStar/RXR New York Metro Real Estate, Inc. stockholders’ equity	39,608,561	37,369,959
Non-controlling interests	6,749,024	13,530,319
Total equity	46,357,585	50,900,278
Total liabilities and equity	$46,628,839	$51,371,865
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar/RXR Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of June 30, 2018, the Operating Partnership includes $34.9 million of assets of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Interest income	$999,825	$239,496	$1,975,405	$239,496
Other income	14,531	23,435	35,761	27,735
Total revenues	1,014,356	262,931	2,011,166	267,231
Expenses
General and administrative expenses	126,221	76,996	332,200	155,422
Asset management and other fees - related party	98,827	42,389	187,238	72,757
Transaction costs	—	105,620	10,696	105,620
Total expenses	225,048	225,005	530,134	333,799
Income (loss) before equity in earnings (losses) of unconsolidated venture	789,308	37,926	1,481,032	(66,568)
Equity in earnings (losses) of unconsolidated venture	44,755	44,666	89,911	449,827
Net income (loss)	834,063	82,592	1,570,943	383,259
Net (income) loss attributable to non-controlling interests	(183,780)	(82,437)	(443,342)	(82,437)
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$650,283	$155	$1,127,601	$300,822
Net income (loss) per share, basic/diluted	$0.14	$0.00	$0.25	$0.15
Weighted average number of shares outstanding, basic/diluted	4,571,454	2,614,699	4,541,254	2,013,549
Dividends declared per share of common stock	$0.07	$0.02	$0.14	$0.04

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock						Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T		Class I
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	765,723	$7,657	296,314	$2,963	73,524	$735	$9,937,027	$462,308	$10,410,690	$946	$10,411,636
Net proceeds from issuance of common stock	665,033	6,650	1,127,708	11,278	14,944	149	16,270,126	—	16,288,203	—	16,288,203
Issuance and amortization of equity-based compensation	7,500	75	—	—	—	—	57,170	—	57,245	—	57,245
Stock distributions declared and issued	171,634	1,716	145,568	1,456	12,348	124	(568)	(2,728)	—	—	—
Non-controlling interests - contributions	—	—	—	—	—	—	—	—	—	5,513,107	5,513,107
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	—	(48,377)	(48,377)
Distributions declared	—	—	—	—	—	—	—	(63,434)	(63,434)	—	(63,434)
Proceeds from distribution reinvestment plan	1,862	19	163	2	86	1	20,534	—	20,556	—	20,556
Net income (loss)	—	—	—	—	—	—	—	300,822	300,822	82,437	383,259
Balance as of June 30, 2017 (Unaudited)	1,611,752	$16,117	1,569,753	$15,699	100,902	$1,009	$26,284,289	$696,968	$27,014,082	$5,548,113	$32,562,195

	Common Stock						Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T		Class I
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	2,046,869	$20,469	2,213,824	$22,138	139,651	$1,397	$36,297,515	$1,028,440	$37,369,959	$13,530,319	$50,900,278
Net proceeds from issuance of common stock	40,492	405	75,736	757	39,285	393	1,497,039	—	1,498,594	—	1,498,594
Amortization of equity-based compensation	—	—	—	—	—	—	66,354	—	66,354	—	66,354
Non-controlling interests - contributions	—	—	—	—	—	—	—	—	—	250,000	250,000
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	—	(503,050)	(503,050)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	(6,971,587)	(6,971,587)
Shares redeemed for cash	(2,253)	(23)	(5,818)	(58)	—	—	(72,594)	—	(72,675)	—	(72,675)
Distributions declared	—	—	—	—	—	—	—	(569,315)	(569,315)	—	(569,315)
Proceeds from distribution reinvestment plan	7,590	76	11,642	116	624	6	187,845	—	188,043	—	188,043
Net income (loss)	—	—	—	—	—	—	—	1,127,601	1,127,601	443,342	1,570,943
Balance as of June 30, 2018 (Unaudited)	2,092,698	$20,927	2,295,384	$22,953	179,560	$1,796	$37,976,159	$1,586,726	$39,608,561	$6,749,024	$46,357,585

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,570,943	$383,259
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of origination fee on real estate debt investment	(33,333)	—
Amortization of equity-based compensation	66,354	57,245
Equity in earnings of unconsolidated venture	(89,911)	(449,827)
Dividends from unconsolidated venture	89,748	96,767
Changes in assets and liabilities:
Interest Receivable	(3,547)	(128,638)
Receivables, net	—	(35,579)
Other assets	—	(34,932)
Due to related party	1,349	10,023
Net cash provided by (used in) operating activities	1,601,603	(101,682)
Cash flows from investing activities:
Investments in real estate debt	—	(10,000,000)
Net cash provided by (used in) investing activities	—	(10,000,000)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,310,140	17,224,375
Shares redeemed for cash	(72,675)	—
Distributions paid on common stock	(550,869)	(53,052)
Proceeds from distribution reinvestment plan	188,043	20,556
Contributions from non-controlling interests	250,000	513,107
Distributions to non-controlling interests	(503,050)	(48,377)
Acquisition of non-controlling interests	(6,971,587)	—
Net cash provided by (used in) financing activities	(6,349,998)	17,656,609
Net increase (decrease) in cash and cash equivalents	(4,748,395)	7,554,927
Cash and cash equivalents - beginning of period	10,883,296	4,595,392
Cash and cash equivalents - end of period	$6,134,901	$12,150,319

Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 5)	$220,128	$31,035
Subscriptions receivable, gross	—	45,000
Distributions payable	103,241	15,059
Contributions from non-controlling interests	—	5,000,000

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
The Company is externally managed and has no employees. Prior to January 11, 2017, the Company was managed by an affiliate of NorthStar Asset Management Group Inc. (“NSAM”). Effective January 10, 2017, NSAM completed its merger with Colony Capital, Inc., NorthStar Realty Finance Corp. (“NorthStar Realty”), and Colony NorthStar, Inc. (“Colony NorthStar”), a wholly-owned subsidiary of NSAM, which the Company refers to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as one of the Company’s co-sponsors. As a result of the mergers, Colony NorthStar became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the New York Stock Exchange (“NYSE”). Effective June 25, 2018, Colony NorthStar changed its name to Colony Capital, Inc. (“Colony Capital”) and its ticker symbol on the NYSE from “CLNS” to “CLNY.” CNI NS/RXR Advisors, LLC (the “Advisor”), is a subsidiary of Colony Capital. The Advisor manages the Company’s day-to-day operations pursuant to an advisory agreement.
Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies.
The Company is sub-advised by RXR NTR Sub-Advisor LLC (“Sub-advisor”), a Delaware limited liability company and a subsidiary of the Company’s other co-sponsor, RXR Realty LLC (“RXR”). The Company’s Advisor and Sub-advisor are collectively referred to as the Advisor Entities. The Company, its Advisor and its Sub-advisor entered into a sub-advisory agreement delegating certain investment responsibilities of the Advisor to the Sub-advisor. Colony Capital and RXR are each referred to as a Co-sponsor and collectively as the Co-sponsors.
Substantially all business of the Company is conducted through NorthStar/RXR Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. NorthStar/RXR NTR OP Holdings LLC (the “Special Unit Holder”) (a joint venture between Colony Capital and RXR) has invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which is recorded as non-controlling interest on the consolidated balance sheets. As the Company accepts subscriptions for shares, it transfers substantially all of the net proceeds from the continuous, public offering to the Operating Partnership as a capital contribution.
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
On March 28, 2014, as part of its formation, the Company issued 16,667 shares of common stock to a subsidiary of Colony Capital, and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A Shares. On February 9, 2015, the Company’s registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) was declared effective to offer a minimum of $2.0 million and a maximum of $2.0 billion in shares of common stock in a continuous, public offering, of which up to $1.8 billion was offered pursuant to its primary offering (the “Primary Offering”) at a purchase price of $10.1111 per Class A Share and $9.5538 per Class T Share and up to $200.0 million pursuant to its distribution reinvestment plan (the “DRP”) at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share.
On December 23, 2015, the Company commenced operations by satisfying the minimum offering requirement in the Primary Offering as a result of a subsidiary of Colony Capital and RXR purchasing $1.5 million and $0.5 million in Class A Shares, respectively.
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
In November 2016, the Company’s board of directors approved an extension of the Offering by one year to February 9, 2018. On February 2, 2018, the Company filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of the Company’s common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. The follow-on offering has not yet been declared effective by the SEC and there can be no assurance that the Company will commence the follow-on offering.
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

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 20, 2018.
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
The most significant consolidated VIE is the Operating Partnership, which is a VIE because the non-controlling interests do not have substantive kick-out or participating rights. The Company consolidates this entity because it controls all significant business activities. The Operating Partnership consolidates certain VIEs that have non-controlling interests. Included in real estate debt investment on the Company’s consolidated balance sheets as of June 30, 2018 is $34.9 million related to such consolidated VIEs. The Company consolidates these entities because it determined it is the primary beneficiary.
As of June 30, 2018, the Company identified unconsolidated VIEs related to its investment in an unconsolidated venture. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of June 30, 2018. The Company did not provide financial support to the unconsolidated VIEs during the six months ended June 30, 2018. As of June 30, 2018, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
The Company’s maximum exposure to loss as of June 30, 2018 would not exceed its investment in the VIEs. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, fair value option or net asset value ("NAV") practical expedient, if elected, or for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable.

The Company will account for an investment under the equity method of accounting if it has the ability to exercise significant influence over the operating and financial policies of an entity, but does not have a controlling financial interest. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. The Company records as an expense certain acquisition costs and fees associated with consolidated investments deemed to be business combinations and capitalizes these costs for investments deemed to be acquisitions of an asset, including an equity method investment.

The Company elected the fair value option for its investment in an unconsolidated venture and records the corresponding results from operations, which includes dividends received and its share of the change in fair value of the underlying investment, as equity in earnings (losses) of unconsolidated venture on the consolidated statements of operations. The Company measures fair value using the NAV of the underlying investment as a practical expedient as permitted by the guidance on fair value measurement.

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
Acquisition Expenses
The total of all acquisition expenses for an investment cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. From inception through June 30, 2018, total acquisition expenses did not exceed the allowed limit for any investment. The Company records as an expense certain acquisition costs associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Credit Losses and Impairment on Investments
Real Estate Debt Investments
CRE debt investments are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the investment, a reserve is recorded with a corresponding charge to a credit provision. The reserve is maintained at a level that is determined to be adequate by management to absorb probable losses. Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of June 30, 2018, the Company did not have any impaired CRE debt investments.
Investments in Unconsolidated Ventures
The Company will review its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company will consider U.S. and global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations. As of June 30, 2018, the Company did not have any investments in unconsolidated ventures for which the Company did not elect the fair value option.
Organization and Offering Costs
The Advisor Entities, or their affiliates, were entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor Entities, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs did not exceed 15% of gross proceeds from the Offering. Based on gross proceeds of $40.7 million from the Offering, the Company incurred reimbursable organizational and offering costs, excluding selling commissions and dealer manager fees, of 1.0%. The Company recorded organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs were recorded in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity.
Equity-Based Compensation
The Company accounts for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to the Company’s independent directors, which have no vesting conditions other than time of service, are amortized to compensation expense over the awards’ vesting period on a straight-line basis. Equity-based compensation is classified within general and administrative expense in the consolidated statements of operations.
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
Recent Accounting Pronouncements
Equity Method Accounting—In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting, which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the new guidance prospectively on January 1, 2017, and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
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
Cash Flow Classifications—In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in certain classifications on the statement of cash flows. This guidance addresses eight types of cash flows, which includes clarifying how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, as well as requiring an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach, among others. Transition will generally be on a retrospective basis. The Company adopted this standard on January 1, 2018, and it did not have a material impact on its consolidated financial statements and related disclosures.
Business Combinations—In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business combination. The Company adopted the standard on its required effective date of January 1, 2018, and it did not have a material impact on its consolidated financial statements and related disclosures.
Derecognition of Partial Sales of Nonfinancial Assets—In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets.  In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. The effective date for this guidance is January 1, 2018, with early adoption permitted beginning January 1, 2017.  The Company adopted this standard on January 1, 2018 using the modified retrospective approach.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Under the new standard, if the Company sells a partial interest in its real estate assets to noncustomers or contributes real estate assets to unconsolidated ventures, and the Company retains a noncontrolling interest in the asset, such transactions could result in a larger gain on sale.  The adoption of this standard could have a material impact to the Company's results of operations in a period if the Company sells a significant partial interest in a real estate asset. There were no such sales for the six months ended June 30, 2018.

3.	Investment in Unconsolidated Venture
The following is a description of the Company’s investment in an unconsolidated venture, which the Company has elected to account for under the fair value option.
1285 Avenue of the Americas Venture
As of June 30, 2018, the Company held a non-controlling interest of approximately 1.0% in 1285 Avenue of the Americas (“1285 AoA”), a 1.8 million square foot Class-A office building located in midtown Manhattan. The remainder of the building is owned by institutional investors and funds affiliated with the Company’s Sub-advisor. The acquisition was part of an approximately $1.65 billion transaction in May 2016 that was sourced by RXR, the Company’s Co-sponsor and affiliate of its Sub-advisor. The purchase was approved by the Company’s board of directors, including all of its independent directors.
The Company’s investment is accounted for using the fair value option. As of June 30, 2018, the carrying value of the Company’s investment in an unconsolidated venture was $5.4 million. For the three months ended June 30, 2018, the Company recognized equity in earnings of the unconsolidated venture of $44,755, comprising dividends received of $48,438 and a decrease in fair value of the investment of $3,683. For the six months ended June 30, 2018, the Company recognized equity in earnings of the unconsolidated venture of $89,911, comprising dividends received of $89,748 and an increase in fair value of the investment of $163.

4.	Real Estate Debt Investments
The following table presents the Company’s real estate debt investments as of June 30, 2018:

Asset type:	Count	Principal Amount	Carrying Value	Spread over LIBOR(1)	Floating Rate as % of Principal Amount
Mezzanine loans(2)(3)	2	$35,000,000	$34,861,111	9.39%	100.0%
_______________________________________

(1)	Represents weighted average spread over LIBOR, based on principal amount.

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

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following is a description of the Company’s real estate debt investments:
In May 2017, the Company, through a subsidiary of the Operating Partnership, completed the acquisition of a $9.5 million interest in a $15.0 million mezzanine loan through a joint venture with RXR Real Estate Value Added Fund - Fund III LP (together with its parallel funds, “VAF III”), an affiliate of RXR who acquired a $0.5 million interest in the loan, and an unaffiliated third party, who originated the loan and retained the remaining $5.0 million interest in the loan. The loan is secured by a pledge of an ownership interest in a retail development project located in Times Square, New York. The loan bears interest at a floating rate of 9.25% over the one-month London Interbank Offered Rate (“LIBOR”), and had an initial maturity in November 2017, with two one-year extension options available to the borrower. In September 2017, the borrower exercised its right to extend the term of the loan until November 2018. In August 2018, the borrower repaid the loan in full. Refer to Note 11, “Subsequent Events” for further discussion.
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
The Company entered into advisory and sub-advisory agreements with the Advisor Entities, which each have a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Advisor Entities and the Company’s board of directors, including a majority of its independent directors. In February 2017, the Company amended and restated its advisory agreement (the “Amended Advisory Agreement”) with the Advisor for a term ending June 30, 2017, which eliminated the acquisition fees and disposition fees payable to the Advisor Entities, and reduced the monthly asset management fee payable to the Advisor Entities from one-twelfth of 1.25% to one-twelfth of 1.0% (as discussed further below). On March 17, 2017, the Company entered into a second amended and restated sub-advisory agreement with its Sub-advisor for a term ending June 30, 2017, which reflected the amendments to the fees in the Amended Advisory Agreement. In June 2018, the Amended Advisory Agreement and the sub-advisory agreement were renewed for additional one-year terms commencing on June 30, 2018, with terms identical to those in effect through June 30, 2018.
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
Organization and Offering Costs
The Advisor Entities were entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor Entities, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs did not exceed 15% of gross proceeds from the Offering. Based on gross proceeds of $40.7 million from the

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Offering, the Company incurred reimbursable organizational and offering costs, excluding selling commissions and dealer manager fees, of 1.0%. The Advisor Entities have incurred unreimbursed organization and offering costs on behalf of the Company of $5.9 million that are no longer eligible to be allocated to the Company. The Company recorded organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. The Company’s independent directors determined that all of the organization and offering costs were fair and commercially reasonable. Organization costs were recorded in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity.
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
In addition, the Company paid the Dealer Manager a distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T Shares issued in the Primary Offering, all of which were reallowed to participating broker-dealers. The Dealer Manager would cease receiving distribution fees with respect to each Class T Share upon the earliest of the following to occur: (i) a listing of the Company’s shares of common stock on a national securities exchange; (ii) such Class T Share is no longer outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation with respect to all Class A Shares, Class T Shares and Class I Shares would be in excess of 10% of the gross proceeds of the Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to Class T Shares issued in connection with the Primary Offering held by a stockholder within his or her particular account would be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T Shares held in such account.
In March 2018, although the Company had not paid underwriting compensation in excess of 10% of the gross proceeds of the Primary Offering, the Company determined that total underwriting compensation with respect to all Class A Shares, Class T Shares and Class I Shares was in excess of 10% of the gross proceeds of the Primary Offering. As a result, the Dealer Manager ceased receiving distribution fees with respect to each Class T Share.
No selling commissions or dealer manager fees were paid for sales pursuant to the DRP or the Company’s distribution support agreement (“Distribution Support Agreement”).

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to the Advisor Entities and the Dealer Manager for the six months ended June 30, 2018 and the amount due to related party as of June 30, 2018 and December 31, 2017:

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2017	Six Months Ended June 30, 2018		Due to Related Party as of June 30, 2018 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$27,109	$187,238	$181,404	$32,943
Reimbursements to Advisor Entities
Operating costs(1)	General and administrative expenses	136,265	207,580	209,060	134,785
Organization	General and administrative expenses	3,025	745	3,750	20
Offering	Cost of capital(2)	57,357	14,150	71,242	265
Selling commissions	Cost of capital(2)	—	46,381	46,381	—
Dealer Manager Fees	Cost of capital(2)	—	27,984	27,984	—
Distribution Fees(3)	Cost of capital(2)	163,036	(97,614)	65,422	—
Total		$386,792	$386,464	$605,243	$168,013
_______________________________________

(1)	As of June 30, 2018, the Advisor Entities have incurred unreimbursed operating costs on behalf of the Company of $14.0 million that remain eligible to be allocated to the Company.

(2)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(3)
In March 2018, although the Company had not paid underwriting compensation in excess of 10% of the gross proceeds of the Primary Offering, the Company determined that total underwriting compensation with respect to all Class A Shares, Class T Shares and Class I Shares was in excess of 10% of the gross proceeds of the Primary Offering. As a result, the Dealer Manager ceased receiving distribution fees with respect to each Class T Share. Amounts incurred for the six months ended June 30, 2018 includes a reversal of the previously recorded liability.

Distribution Support Agreement
Pursuant to the Distribution Support Agreement, NorthStar Realty, a subsidiary of Colony Capital, and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of the Company’s common stock at a current offering price for Class A Shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Institute for Portfolio Alternatives and adjusted for certain items) to provide additional funds to support distributions to stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of the Company’s Class A Shares for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment.
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
Investments
As of June 30, 2018, all of the Company’s investments were structured through joint venture arrangements with VAF III, an institutional real estate investment fund affiliated with RXR. The Chief Executive Officer of RXR is a member of the Company’s board.
Colony Capital and Investment in RXR Equity
In December 2013, NorthStar Realty, a subsidiary of Colony Capital, entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. As a result of Colony Capital’s equity interest in RXR, Colony Capital may be entitled to certain fees in connection with RXR’s investment management business.
In March 2017, Colony Capital, through an affiliate, committed $25.0 million to VAF III for the purposes of investing in CRE located in New York City. As of June 30, 2018, Colony Capital had funded $10.5 million to VAF III, and had a remaining unfunded commitment of $14.5 million.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sub-advisor Fees
Affiliates of the Company’s Sub-advisor provide leasing and management services for the property underlying the Company’s unconsolidated venture investment in 1285 AoA. For the six months ended June 30, 2018, the Company’s indirect share of management fees incurred by the unconsolidated venture was approximately $81,000. Refer to Note 3, “Investment in Unconsolidated Venture” to the Consolidated Financial Statements for further discussion of the Company’s investment in an unconsolidated venture.

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
Pursuant to the Plan, the Company granted Class A Shares of restricted common stock to its three independent directors concurrent with when the Company made its first investment in May 2016. As of June 30, 2018, the Company’s independent directors have been granted a cumulative total of 30,000 Class A Shares of restricted common stock for an aggregate value of $0.3 million, based on the share price on the date of each grant. The restricted common stock granted vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $28,437 and $28,806 for the three months ended June 30, 2018 and 2017, respectively, and $66,354 and $57,245 for the six months ended June 30, 2018 and 2017, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. As of June 30, 2018, unvested shares totaled 3,750.

7.	Stockholders’ Equity
Common Stock from Primary Offering
The following table presents Class A Shares, Class T Shares and Class I Shares the Company issued, and the corresponding gross proceeds generated, in connection with its Primary Offering for the six months ended June 30, 2018, year ended December 31, 2017 and the period from inception through June 30, 2018 (in thousands):

	Class A Shares	Class T Shares	Class I Shares
Six months ended June 30, 2018
Shares issued	40	76	39
Gross proceeds	$408	$724	$358
Year ended December 31, 2017
Shares issued	1,094	1,766	53
Gross proceeds	$10,973	$16,873	$486
Inception through June 30, 2018
Shares issued	1,855	2,138	167
Gross proceeds	$18,389	$20,427	$1,513
In November 2016, the Company’s board of directors approved an extension of the Offering by one year to February 9, 2018. In February 2018, the Company filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of the Company’s common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. The follow-on offering has not yet been declared effective by the SEC and there can be no assurance that the Company will commence the follow-on offering. On March 15, 2018, the Company’s board of directors determined to terminate the Primary Offering effective March 31, 2018 and the DRP effective April 2, 2018, after the issuance of shares with respect to the distributions declared for the month of March 2018.

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders could elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the same class, in lieu of receiving cash distributions, at a price equal to $9.81 per Class A Share, $9.27 per Class T Share and $9.10 per Class I Share. No selling commissions, dealer manager fees or distribution fees were paid on shares issued pursuant to the DRP. The amount available for distributions on all Class T Shares was reduced by the amount of distribution fees payable with respect to the Class T Shares issued in the Primary Offering. The board of directors of the Company could amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company could not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. On March 15, 2018, the Company’s board of directors determined to terminate the DRP effective April 2, 2018, after the issuance of shares with respect to the distributions declared for the month of March 2018.
From inception through April 2, 2018, the Company raised gross proceeds of $327,073 pursuant to the DRP.
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
From October 1, 2017 through June 30, 2018, distributions were paid monthly based on a daily amount of $0.000753425 per share of common stock, less the distribution fees that are payable with respect to Class T Shares, which was equivalent to an annualized distribution amount of $0.275 per share of the Company’s common stock, less the distribution fee on Class T Shares.
On May 10, 2018, the board of directors of the Company approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended September 30, 2018.
Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2018:

	Distributions(1)
Period	Cash	DRP	Total
2018
January	$38,786	$48,249	$87,035
February	35,592	44,174	79,766
March	40,576	48,594	89,170
April	103,420	—	103,420
May	106,683	—	106,683
June	103,241	—	103,241
Total	$428,298	$141,017	$569,315
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
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
Operating Partnership
Non-controlling interest includes the special limited partnership interest in the Operating Partnership held by the Special Unit Holder and is recorded as its non-controlling interest on the consolidated balance sheets as of June 30, 2018 and December 31, 2017. Income (loss) attributable to the non-controlling interest is based on the Special Unit Holder’s share of the Operating Partnership’s income (loss) and was a de minimis amount for the three and six months ended June 30, 2018 and 2017.
Other
Other non-controlling interest represents third party equity interest in ventures that are consolidated within the Company’s financial statements. Net income attributable to the other non-controlling interest holders was $183,780 and $443,342 for the three and six months ended June 30, 2018, respectively. Net income attributable to the other non-controlling interest holders was $82,437 for the three and six months ended June 30, 2017.

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
As of June 30, 2018, the fair value of the Company’s investment in an unconsolidated venture was $5.4 million. As the Company utilizes NAV to determine fair value as a practical expedient, the Company will not present its investment in 1285 AoA within the fair value hierarchy.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets as of June 30, 2018 and December 31, 2017:

	June 30, 2018 (Unaudited)			December 31, 2017
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments(2)(3)	$35,000,000	$34,861,111	$35,000,000	$35,000,000	$34,827,778	$35,000,000
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

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

•	Corporate - The corporate segment includes corporate level asset management and other fees - related party and general and administrative expenses.
The presentation of the Company’s segment reporting includes investments held directly or indirectly through joint ventures.
The following tables present selected results of operations of the Company’s segments for the three and six months ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018	Real Estate Debt	Real Estate Equity	Corporate	Total
Interest income	$999,825	$—	$—	$999,825
Other income	—	—	14,531	14,531
General and administrative expenses	—	—	(126,221)	(126,221)
Asset management and other fees - related party	—	—	(98,827)	(98,827)
Income (loss) before equity in earnings (losses) of unconsolidated venture	999,825	—	(210,517)	789,308
Equity in earnings (losses) of unconsolidated venture	—	44,755	—	44,755
Net income (loss)	$999,825	$44,755	$(210,517)	$834,063

Three Months Ended June 30, 2017	Real Estate Debt	Real Estate Equity	Corporate	Total
Interest income	$239,496	$—	$—	$239,496
Other income	—	—	23,435	23,435
General and administrative expenses	(1,935)	—	(75,061)	(76,996)
Asset management and other fees - related party	—	—	(42,389)	(42,389)
Transaction costs	(105,620)	—	—	(105,620)
Income (loss) before equity in earnings (losses) of unconsolidated venture	131,941	—	(94,015)	37,926
Equity in earnings (losses) of unconsolidated venture	—	44,666	—	44,666
Net income (loss)	$131,941	$44,666	$(94,015)	$82,592

NORTHSTAR/RXR NEW YORK METRO REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six Months Ended June 30, 2018	Real Estate Debt	Real Estate Equity	Corporate	Total
Interest income	$1,975,405	$—	$—	$1,975,405
Other income	—	—	35,761	35,761
General and administrative expenses	—	—	(332,200)	(332,200)
Asset management and other fees - related party	—	—	(187,238)	(187,238)
Transaction costs	(10,696)	—	—	(10,696)
Income (loss) before equity in earnings (losses) of unconsolidated venture	1,964,709	—	(483,677)	1,481,032
Equity in earnings (losses) of unconsolidated venture	—	89,911	—	89,911
Net income (loss)	$1,964,709	$89,911	$(483,677)	$1,570,943

Six Months Ended June 30, 2017	Real Estate Debt	Real Estate Equity	Corporate	Total
Interest income	$239,496	$—	$—	$239,496
Other income	—	—	27,735	27,735
General and administrative expenses	(1,935)	—	(153,487)	(155,422)
Asset management and other fees - related party	—	—	(72,757)	(72,757)
Transaction costs	(105,620)	—	—	(105,620)
Income (loss) before equity in earnings (losses) of unconsolidated venture	131,941	—	(198,509)	(66,568)
Equity in earnings (losses) of unconsolidated venture	—	449,827	—	449,827
Net income (loss)	$131,941	$449,827	$(198,509)	$383,259
The following table presents total assets by segment as of June 30, 2018 and December 31, 2017:

Total Assets	Real Estate Debt	Real Estate Equity	Corporate(1)	Total
June 30, 2018 (Unaudited)	$35,317,126	$5,388,650	$5,923,063	$46,628,839
December 31, 2017	35,089,312	5,388,487	10,894,066	51,371,865
_______________________________________

(1)	Includes cash and cash equivalents, unallocated receivables, and other assets, net.

11.	Subsequent Events
Distributions
On August 9, 2018, the board of directors of the Company approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended December 31, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From July 1, 2018 through August 9, 2018, the Company repurchased 34,801 shares for a total of $295,861 or a weighted average price of $8.49 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company generally funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP, but may fund additional repurchase requests with any available capital sources.
Repayments
In August 2018, the Company received $9.4 million related to the repayment of a CRE debt investment. Refer to Note 4, “Real Estate Debt Investments” for additional information.

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
We are externally managed and have no employees. Prior to January 11, 2017, we were managed by an affiliate of NorthStar Asset Management Group Inc., or NSAM. Effective January 10, 2017, NSAM completed its merger with Colony Capital, Inc., NorthStar Realty Finance Corp., or NorthStar Realty, and Colony NorthStar, Inc., or Colony NorthStar, a wholly-owned subsidiary of NSAM, which we refer to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as one of our co-sponsors. As a result of the mergers, Colony NorthStar became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the New York Stock Exchange, or NYSE. Effective June 25, 2018, Colony NorthStar changed its name to Colony Capital, Inc., or Colony Capital, and its ticker symbol on the NYSE from “CLNS” to “CLNY.” CNI NS/RXR Advisors, LLC, or our Advisor, is a subsidiary of Colony Capital. Our Advisor manages our day-to-day operations pursuant to an advisory agreement.
Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of June 30, 2018, Colony Capital had approximately $43.0 billion of assets under management, including Colony Capital’s balance sheet investments and third party managed investments.
We are sub-advised by RXR NTR Sub-Advisor LLC, or our Sub-advisor, a Delaware limited liability company and a subsidiary of our other co-sponsor, RXR Realty LLC, or RXR. RXR is a New York-based, approximately 500-person vertically integrated real estate operating and development company with expertise in a wide array of value creation activities, including distressed investments, uncovering value in complex transactions, structured finance investments and real estate development. RXR’s core growth strategy is focused on New York City and the surrounding region. As of June 30, 2018, the RXR platform manages 75 commercial real estate properties and investments with an aggregate gross asset value of approximately $18.1 billion, comprising approximately 25.5 million square feet of commercial properties, inclusive of a multifamily residential portfolio of approximately 2,600 units under operation or development, and control of development rights for an additional approximately 3,600 multifamily and for sale units in the New York metropolitan area. Gross asset value is compiled by RXR in accordance with its fair value measurement policy and is comprised of capital invested by RXR and its partners, as well as leverage.
We, our Advisor and our Sub-advisor entered into a sub-advisory agreement delegating certain investment responsibilities of our Advisor to our Sub-advisor. Our Advisor and Sub-advisor are collectively referred to as the Advisor Entities. Colony Capital and RXR are each referred to as a Co-sponsor and collectively as our Co-sponsors.
On March 28, 2014, as part of our formation, we issued 16,667 shares of common stock to a subsidiary of Colony Capital, and 5,556 shares of common stock to a subsidiary of RXR for $0.2 million, all of which were subsequently renamed Class A common stock, or the Class A Shares. On February 9, 2015, our registration statement on Form S-11 with the U.S. Securities and Exchange Commission, or SEC, was declared effective to offer a minimum of $2.0 million and a maximum of $2.0 billion in shares of common stock in a continuous, public offering, of which up to $1.8 billion was offered pursuant to our primary offering, or Primary Offering, at a purchase price of $10.1111 per Class A Share and $9.5538 per share of Class T common stock, or the Class T Shares, and up to $200.0 million pursuant to our distribution reinvestment plan, or our DRP, at a purchase price of $9.81 per Class A Share and $9.27 per Class T Share.
On December 23, 2015, we commenced operations by satisfying our minimum offering requirement in our Primary Offering as a result of a subsidiary of Colony Capital and RXR purchasing $1.5 million and $0.5 million in Class A Shares, respectively.
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
In November 2016, our board of directors approved an extension of the Offering by one year to February 9, 2018. On February 2, 2018, we filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of our common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. The follow-on offering has not yet been declared effective by the SEC and there can be no assurance that we will commence the follow-on offering.
On March 15, 2018, our board of directors determined to terminate our Primary Offering effective March 31, 2018 and our DRP effective April 2, 2018, after the issuance of shares with respect to the distributions declared for the month of March 2018. Following the termination of our Offering, we will continue to actively manage our portfolio. In addition, our board of directors has formed a special committee comprised of our three independent directors to explore strategic alternatives, including, among others, a capital raise, restructuring, merger, joint venture, disposition of some or all of our assets and other liquidity options. The special committee has engaged Venable LLP as its legal advisor in connection with the strategic review process. The formation of the special committee and its review of strategic alternatives reflects our board of directors’ continued commitment to act in our best interests and maximize stockholder value.
From inception through the termination of the Offering, we raised total gross proceeds of $40.7 million pursuant to our Offering, including gross proceeds of $327,073 pursuant to our DRP.
Our Investments
The following table presents our investments as of June 30, 2018, adjusted for repayments through August 9, 2018 (refer to the below and “Recent Developments”):

Investment Type	Count(1)	Principal Amount/ Gross Cost		% of Total Investments
Real estate equity
Operating real estate
Class-A office building	1	$11,030,895	(2)	36.7%

CRE debt
Mezzanine loans	1	19,000,000	(3)	63.3%
Total	2	$30,030,895		100.0%
_______________________________________

(1)	For real estate equity, the count represents the number of properties. For CRE debt, the count represents the number of respective financial instruments.

(2)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(3)
Represents our proportionate share of the principal balance of our mezzanine loans. In August 2018, one of our mezzanine loans was repaid in full. Refer to “Recent Developments” for further discussion.

Commercial Real Estate Equity
Our Portfolio
As of June 30, 2018, our CRE equity investment portfolio consisted of an approximately 1.0% unconsolidated non-controlling interest in a 1.8 million square foot Class-A office building located at 1285 Avenue of the Americas, or 1285 AoA, in midtown Manhattan. The remainder of the building is owned by institutional investors and funds affiliated with our Co-sponsor, RXR. As of June 30, 2018, 1285 AoA was 100% occupied with a weighted average lease term of 10.1 years.
The following table presents our real estate property investment through an unconsolidated venture as of June 30, 2018:

Property Type	Number of Properties	Gross Cost(1)	Invested Equity	Carrying Value(2)	Capacity		Primary Locations
Class-A office building	1	$11,030,895	$4,297,842	$5,388,650	1,790,570	square feet	New York, NY
_______________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(2)	Represents the fair value of our equity investment in the unconsolidated venture.

Commercial Real Estate Debt
Our Portfolio
Times Square Loan—In May 2017, we, through a subsidiary of NorthStar/RXR Operating Partnership, LP, or our Operating Partnership, completed the acquisition of a $9.5 million interest in a $15.0 million mezzanine loan through a joint venture with RXR Real Estate Value Added Fund - Fund III LP, or together with its parallel funds, VAF III, an affiliate of RXR who acquired a $0.5 million interest in the loan, and an unaffiliated third party, who originated the loan and retained the remaining $5.0 million interest in the loan. The loan is secured by a pledge of an ownership interest in a retail development project located in Times Square, New York. The loan bears interest at a floating rate of 9.25% over the one-month London Interbank Offered Rate, or LIBOR, and had an initial maturity in November 2017, with two one-year extension options available to the borrower. In September 2017, the borrower exercised its right to extend the term of the loan until November 2018. In August 2018, the borrower repaid the loan in full. Refer to “Recent Developments” for further discussion.
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
The following table presents a summary of our CRE debt investments as of June 30, 2018, adjusted for repayments through August 9, 2018 (refer to “Recent Developments”):

Investment Type:	Count	Principal Amount(1)	Carrying Value(2)	Spread over LIBOR(3)
Mezzanine loans	1	$19,000,000	$18,868,055	9.50%
_______________________________________

(1)	Represents our proportionate share of the principal balance of our mezzanine loans.

(2)	Represents our proportionate share of the carrying value of our real estate debt investments, net of unamortized origination fee.

(3)	Represents weighted average spread over LIBOR, based on principal amount.
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
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, and Modified Funds from Operations, or MFFO, as defined by the Institute for Portfolio Alternatives, or IPA, to evaluate the profitability and performance of our business.

Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. The Federal Reserve’s June 2018 decision to raise the federal funds rate to a target 1.75%-2.00%, the highest in nearly a decade, reflects a consensus that the economic foundation driving the current expansion remains sound. Additionally, the labor market is effectively at full employment, fueling wage growth and consumer confidence. The Bureau of Economic Analysis released a third estimate of U.S. real gross domestic product indicating a 2.0% increase in the first quarter of 2018 and reaffirmed a 2.9% increase in the fourth quarter of 2017, driven by strong consumer spending, nonresidential fixed investment and exports. The 10-year Treasury note rate increased 0.11% in the second quarter of 2018 to 2.85% (source: Yahoo Finance), reflecting the market’s confidence that the stability of economic growth is outpacing fears about the longevity of the post crisis expansion.
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
New York
We believe the New York real estate market remains poised for growth, due to a rising population and improving labor market. The U.S. Census Bureau’s most recent estimate indicates New York City’s population was approximately 8.5 million as of July 2016, which represents an increase of approximately 4.4% over the April 2010 decennial census, equaling a pace of growth not witnessed since the 1920’s. In 2017, New York City’s total employment reached an all-time high of 4.5 million non-farm jobs and continued to retain these jobs through the second quarter of 2018 (i.e., positions excluding agricultural, private household, non-profit organization and government jobs), having recovered all of the jobs lost in the last recession (source: New York State Department of Labor). New York City’s unemployment rate remained unchanged at 4.2% in the second quarter of 2018 (source: New York State Department of Labor).
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
Office & Residential Markets
We believe the New York City office market is in a state of equilibrium and the New York metropolitan area will remain a strong market for commercial real estate investing in the United States. Manhattan experienced strong new office leasing activity in the second quarter of 2018, but recorded an overall vacancy rate of 9.2%, a 0.5% increase from the first quarter of 2018 due to the completion of Three World Trade Center, the first major office delivery of 2018 in Manhattan (brought approximately 1.6 million square feet of office space to the market). Manhattan’s new leasing activity reached 9.3 million square feet, marking only the third time quarterly leasing exceeded 9.0 million square feet, and net absorption was 4.2 million square feet due to above-average leasing across all major sub-markets (source: Cushman & Wakefield Manhattan Marketbeat Q2 2018 Report). It is anticipated a total of 5.7 million square feet of new construction will be delivered to the market in 2018. However, we expect that this new supply will be absorbed by strong leasing activity, continued private sector job growth, the creation of new office-using jobs, as well as the conversion of obsolete buildings to alternate uses.
New York City’s multifamily market fundamentals include limited rental and sales inventory and low vacancies. Combined with a growing population and employment base, these factors have increased upward pressure on rental rates and property values. According to Marcus & Millichap, high prices for single-family homes are driving the vast majority of new households to opt for rental housing; the overall vacancy rate in the New York City area decreased slightly to 2.2% in the second quarter of 2018. We believe tight vacancy will continue to persist given the peak in new supply in 2017, however individual sub-markets may experience temporary upticks in vacancy as newly built projects lease up. As the pace of construction and newly built projects subside, we believe high demand neighborhoods along commuter routes have the greatest potential for reacceleration of rent growth. These continued sound leasing fundamentals highlight the strength of New York City’s real estate market, which we expect will continue to outperform other major cities. We believe that these dynamics continue to create compelling investment and redevelopment opportunities for experienced and well-connected local owners and operators.
Following a historically weak investment sales market in 2017, Manhattan experienced a strong increase in investment sales totaling approximately $14.3 billion in the first half of 2018, a 42.4% increase from the first half of 2017 (source: Cushman & Wakefield), as sellers became increasingly willing to negotiate with buyers to reign in some of the bid/ask spread.
Private Equity & Debt Markets
Despite access to funding, the real estate private equity market faces challenges finding attractive investment opportunities. We believe this could benefit Manhattan investment sales; despite high prices, real estate funds have a combined $244.0 billion in capital to invest according to Preqin, putting heavy weight on new equity. As a result, we are beginning to see pension fund executives begin to decrease their return expectations for this asset class. Nevertheless, pension funds, endowments and other institutions have not lost their appetite for commercial property—allocations are still strong and there remains a robust demand for hard assets. In fact, according to a recent global institutional investor survey published by the European Association for Investors in Non-listed Real Estate Vehicles (INREV), Asian Association for Investors in Non-listed Real Estate Vehicles (ANREV) and Pension Real Estate Association (PREA) suggests continued positive sentiment toward real estate in general, and non-listed real estate in particular. According to the survey (published in January 2018), 56% of global investors plan to increase their exposure to real estate over the next 24 months (source: Property Funds World). We believe these dynamics continue to support robust pricing in Manhattan and the surrounding markets, and are contributing to the increased investment sales activity witnessed in 2018.
The CMBS market expanded in the first half of the year, issuing an aggregate $40.5 billion of debt compared to $35.7 billion in the same period last year (source: Commercial Mortgage Alert). Initial worries concerning new retention rules subsided and market activity increased. Construction lending continues to be increasingly difficult in 2018 as banks struggle with post financial crisis-era regulatory requirements that generally have resulted in a more conservative lending posture, particularly with respect to condominium construction financing. The mentality of commercial banks has been to limit new construction loans to the best sponsors (who have a track record of successfully doing business), in the best locations, with a conservative loan structure. This has made it increasingly difficult for the run-of-the-mill borrower to obtain low interest rate financing at moderate leverage. The projects that are being financed by commercial banks are limited to those with proximity to a commuter train station providing easy access to New York City, high end finishes, luxury amenities and a walkable thriving downtown providing a diversified mix of restaurants, shops and bars.
Alternative lenders are moving to fill in the gap, providing financing options not offered by banks, albeit at a significant premium in pricing and generally with more recourse. Many alternative lenders now can lend on cash flowing assets, transitional assets and ground up construction. We have observed that most alternative lenders are targeting the value-add space but are still driven by credit metrics, and as a result, do not take abnormal credit risk. Given the market experience and depth of our Advisors Entities’ teams, we have the skill to evaluate credit differently by underwriting the real estate to mitigate the lending risk. Additionally, we believe the real estate development and operating expertise of our Sub-advisor, provides us with the capability to add value to a project that we lend on in ways that a typical lender cannot.
Our Strategy
In light of the challenges we have faced raising capital, it has proven difficult for us to implement our investment strategy and build a diverse portfolio of high-quality commercial real estate in the New York metropolitan area.  As a result, our board of directors has formed a special committee comprised of our three independent directors to explore strategic alternatives, including, among others, a capital raise, restructuring, merger, joint venture, disposition of some or all of our assets and other liquidity options. The special committee has engaged Venable LLP as its legal advisor in connection with the strategic review process. The formation of the special committee and its review of strategic alternatives reflects our board of directors’ continued commitment to act in our best interests and maximize stockholder value. In the interim, we will continue to actively manage our small, but high quality portfolio of investments in an effort to preserve, protect and return stockholders’ capital and to pay current income through cash distributions.

The following table presents our investment activity for the six months ended June 30, 2018 and from inception through August 9, 2018:

	Six Months Ended	From Inception through
Investment Type:	June 30, 2018	August 9, 2018
Real estate equity(1)	$—	$11,030,895
CRE debt(2)	7,000,000	28,500,000
Total	$7,000,000	$39,530,895
_______________________________________

(1)	Represents our proportionate share of the gross purchase price (including financing), deferred costs and other assets underlying our investment in an unconsolidated venture.

(2)	Represents our proportionate share of the principal amount of our mezzanine loan investments.
Financing Strategy
Although we will have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our assets (including cash and cash equivalents and excluding indirect leverage held through our unconsolidated joint venture investments), other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We may use leverage for the sole purpose of financing our investments and diversifying our equity and we will not employ leverage to speculate on changes in interest rates. We also may seek assignable financing when available. As of June 30, 2018, we had fully invested the proceeds of our Offering and had not incurred any leverage.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2018 to June 30, 2017:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Revenues
Interest income	$999,825	$239,496	$760,329	317.5%
Other income	14,531	23,435	(8,904)	(38.0)%
Total revenues	1,014,356	262,931	751,425	285.8%
Expenses
General and administrative expenses	126,221	76,996	49,225	63.9%
Asset management and other fees - related party	98,827	42,389	56,438	133.1%
Transaction costs	—	105,620	(105,620)	(100.0)%
Total expenses	225,048	225,005	43	—%
Income (loss) before equity in earnings (losses) of unconsolidated venture	789,308	37,926	751,382	1,981.2%
Equity in earnings (losses) of unconsolidated venture	44,755	44,666	89	0.2%
Net income (loss)	$834,063	$82,592	$751,471	909.9%
Revenues
Interest income
Interest income represents income earned on CRE debt investments acquired and originated during the second and third quarters of 2017, respectively.
Other income
Other income is earned from cash invested in highly-liquid investments with a maturity of three months or less.
Expenses
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. Transaction costs of $0.1 million for the three months ended June 30, 2017 are a result of costs associated with our investment in the Times Square Loan.
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
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increased approximately $56,000 from the three months ended June 30, 2017 to June 30, 2018 as a result of a higher level of invested assets.

Equity in Earnings (Losses) of Unconsolidated Venture
Equity in earnings of unconsolidated venture for the three months ended June 30, 2018 represents dividends received of approximately $48,000 and a decrease in the fair value of our unconsolidated investment of approximately $4,000. Equity in earnings of unconsolidated venture for the three months ended June 30, 2017 includes dividends received of approximately $48,000 and a decrease in the fair value of our unconsolidated investment of approximately $3,000.
Comparison of the Six Months Ended June 30, 2018 to June 30, 2017:

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Revenues
Interest income	$1,975,405	$239,496	$1,735,909	724.8%
Other income	35,761	27,735	8,026	28.9%
Total revenues	2,011,166	267,231	1,743,935	652.6%
Expenses
General and administrative expenses	332,200	155,422	176,778	113.7%
Asset management and other fees - related party	187,238	72,757	114,481	157.3%
Transaction costs	10,696	105,620	(94,924)	(89.9)%
Total expenses	530,134	333,799	196,335	58.8%
Income (loss) before equity in earnings (losses) of unconsolidated venture	1,481,032	(66,568)	1,547,600	2,324.8%
Equity in earnings (losses) of unconsolidated venture	89,911	449,827	(359,916)	(80.0)%
Net income (loss)	$1,570,943	$383,259	$1,187,684	309.9%
Revenues
Interest income
Interest income represents income earned on CRE debt investments acquired and originated during the second and third quarters of 2017, respectively.
Other income
Other income is earned from cash invested in highly-liquid investments with a maturity of three months or less.
Expenses
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. Transaction costs of approximately $11,000 for the six months ended June 30, 2018 are a result of costs associated with our acquisition of a non-controlling interest in the Jane Street Loan. Transaction costs of $0.1 million for the six months ended June 30, 2017 are a result of costs associated with our investment in the Times Square Loan.
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
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increased approximately $114,000 from the six months ended June 30, 2017 to June 30, 2018 as a result of a higher level of invested assets.
Equity in Earnings (Losses) of Unconsolidated Venture
Equity in earnings of unconsolidated venture for the six months ended June 30, 2018 represents dividends received of approximately $90,000. Equity in earnings of unconsolidated venture for the six months ended June 30, 2017 includes dividends received of approximately $97,000 and an increase in the fair value of our unconsolidated investment of approximately $353,000.

Liquidity and Capital Resources
We require capital to fund our investment activities, operating activities and to make distributions. Historically, we obtained the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering. We may access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of August 9, 2018, we had $15.0 million of investable cash.
We raised substantially less than the maximum offering amount in our Offering. Because we raised substantially less than the maximum offering amount, we have made fewer investments resulting in less diversification in terms of the type, number and size of investments we have made and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we were able to raise substantial funds in our Offering. Our inability to raise substantial funds increases our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of June 30, 2018, we have only raised $40.7 million in the Offering and have only made three investments. The Primary Offering terminated on March 31, 2018 and the DRP terminated on April 2, 2018, after the issuance of shares with respect to distributions declared for March 2018. On February 2, 2018, we filed a registration statement on Form S-11 with the SEC for a follow-on offering of up to $200 million in shares. The follow-on offering has not yet been declared effective by the SEC and there can be no assurance that we will commence the follow-on offering or successfully sell the full number of shares registered.
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
Cash Flows
The following presents our consolidated statement of cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
Cash flow provided by (used in):
Operating activities	$1,601,603	$(101,682)	$1,703,285
Investing activities	—	(10,000,000)	10,000,000
Financing activities	(6,349,998)	17,656,609	(24,006,607)
Net increase (decrease) in cash and cash equivalents	$(4,748,395)	$7,554,927	$(12,303,322)
Six Months Ended June 30, 2018 Compared to June 30, 2017
Operating Activities
Net cash provided by operating activities depends on numerous factors including the changes to interest income generated from our investments, distributions from our unconsolidated venture, fees paid to our Advisor Entities for the management of our investments, and general and administrative expenses. Net cash provided by operating activities increased by $1.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily as a result of increased invested assets generating higher interest income.
Investing Activities
Net cash used in investing activities of $10.0 million for the six months ended June 30, 2017, related to the acquisition of a CRE debt investment.
Financing Activities
Net cash used in financing activities of $6.3 million for the six months ended June 30, 2018 related to the acquisition of a non-controlling interest in one of our CRE debt investments in February 2018, and distributions paid on our common stock, offset by proceeds from the issuance of common stock. Net cash provided by financing activities of $17.7 million for the six months ended June 30, 2017 primarily related to proceeds from the issuance of common stock, partially offset by distributions paid on our common stock.
Off-Balance Sheet Arrangements
As of June 30, 2018, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made an investment in an unconsolidated venture. Refer to Note 3, “Investment in Unconsolidated Venture” in Item 1. “Financial Statements” for a discussion of such unconsolidated venture in our consolidated financial statements. Our exposure to loss is limited to the carrying value of our investment.
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
We entered into advisory and sub-advisory agreements with our Advisor Entities, which each have a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor Entities and our board of directors, including a majority of our independent directors. In February 2017, we amended and restated our advisory agreement, or the Amended Advisory Agreement, with our Advisor for a term ending June 30, 2017, which eliminated the acquisition fees and disposition fees payable to our Advisor Entities, and reduced the monthly asset management fee payable to our Advisor Entities from one-twelfth of 1.25% to one-twelfth of 1.0% (as discussed further below). On March 17, 2017, we entered into a second amended and restated sub-advisory agreement with our Sub-advisor for a term ending June 30, 2017, which reflected the amendments to the fees in the Amended Advisory Agreement. In June 2018, the Amended Advisory Agreement and the sub-advisory agreement were renewed for additional one-year terms commencing on June 30, 2018, with terms identical to those in effect through June 30, 2018.
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
Organization and Offering Costs
Our Advisor Entities were entitled to receive reimbursement for organization and offering costs paid on our behalf in connection with our Offering. We were obligated to reimburse our Advisor Entities, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs did not exceed 15% of gross proceeds from our Offering. Based on gross proceeds of $40.7 million from the Offering, we incurred reimbursable organizational and offering costs, excluding selling commissions and dealer manager fees, of 1.0%. Our Advisor Entities have incurred unreimbursed organization and offering costs on our behalf of $5.9 million that are no longer eligible to be allocated to us. We recorded organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Our independent directors determined that all of the organization and offering costs were fair and commercially reasonable. Organization costs were recorded in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity.

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
In addition, we paid our Dealer Manager a distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T Shares issued in our Primary Offering, all of which were reallowed to participating broker-dealers. Our Dealer Manager would cease receiving distribution fees with respect to each Class T Share upon the earliest of the following to occur: (i) a listing of our shares of common stock on a national securities exchange; (ii) such Class T Share is no longer outstanding; (iii) our Dealer Manager’s determination that total underwriting compensation with respect to all Class A Shares, Class T Shares and Class I Shares would be in excess of 10% of the gross proceeds of our Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to Class T Shares issued in connection with the Primary Offering held by a stockholder within his or her particular account would be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T Shares held in such account.
In March 2018, although we had not paid underwriting compensation in excess of 10% of the gross proceeds of the Primary Offering, we determined that total underwriting compensation with respect to all Class A Shares, Class T Shares and Class I Shares was in excess of 10% of the gross proceeds of the Primary Offering. As a result, our Dealer Manager ceased receiving distribution fees with respect to each Class T Share.
No selling commissions or dealer manager fees were paid for sales pursuant to our DRP or our distribution support agreement, or our Distribution Support Agreement.
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to our Advisor Entities and our Dealer Manager for the six months ended June 30, 2018 and the amount due to related party as of June 30, 2018 and December 31, 2017:

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2017	Six Months Ended June 30, 2018		Due to Related Party as of June 30, 2018
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$27,109	$187,238	$181,404	$32,943
Reimbursements to Advisor Entities
Operating costs(1)	General and administrative expenses	136,265	207,580	209,060	134,785
Organization	General and administrative expenses	3,025	745	3,750	20
Offering	Cost of capital(2)	57,357	14,150	71,242	265
Selling commissions	Cost of capital(2)	—	46,381	46,381	—
Dealer Manager Fees	Cost of capital(2)	—	27,984	27,984	—
Distribution Fees(3)	Cost of capital(2)	163,036	(97,614)	65,422	—
Total		$386,792	$386,464	$605,243	$168,013
_______________________________________

(1)	As of June 30, 2018, our Advisor Entities have incurred unreimbursed operating costs on our behalf of $14.0 million that remain eligible to be allocated to us.

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(3)
In March 2018, although we had not paid underwriting compensation in excess of 10% of the gross proceeds of the Primary Offering, we determined that total underwriting compensation with respect to all Class A Shares, Class T Shares and Class I Shares was in excess of 10% of the gross proceeds of the Primary Offering. As a result, the Dealer Manager ceased receiving distribution fees with respect to each Class T Share. Amounts incurred for the six months ended June 30, 2018 includes a reversal of the previously recorded liability.

Distribution Support Agreement
Pursuant to our Distribution Support Agreement, NorthStar Realty, a subsidiary of Colony Capital, and RXR committed to purchase 75% and 25%, respectively, of up to an aggregate of $10.0 million in shares of our common stock at a current offering price for Class A Shares, net of selling commissions and dealer manager fees, if cash distributions exceed MFFO (as computed in accordance with the definition established by the IPA, and adjusted for certain items) to provide additional funds to support distributions to our stockholders. On December 23, 2015, NorthStar Realty and RXR purchased 164,835 and 54,945 shares of our Class A Shares for $1.5 million and $0.5 million, respectively, under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment.
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
Investments
As of June 30, 2018, all of our investments were structured through joint venture arrangements with VAF III, an institutional real estate investment fund affiliated with RXR. The Chief Executive Officer of RXR is a member of our board.
Colony Capital and Investment in RXR Equity
In December 2013, NorthStar Realty, which is now a subsidiary of Colony Capital, entered into a strategic transaction with RXR. The investment in RXR includes an approximate 27% equity interest. As a result of Colony Capital’s equity interest in RXR, Colony Capital may be entitled to certain fees in connection with RXR’s investment management business.
In March 2017, Colony Capital, through an affiliate, committed $25.0 million to VAF III for the purposes of investing in CRE located in New York City. As of June 30, 2018, Colony Capital had funded $10.5 million to VAF III, and had a remaining unfunded commitment of $14.5 million.
Sub-advisor Fees
Affiliates of our Sub-advisor provide leasing and management services for the property underlying our unconsolidated venture investment in 1285 AoA. For the six months ended June 30, 2018, our indirect share of management fees incurred by the unconsolidated venture was approximately $81,000. Refer to Note 3, “Investment in Unconsolidated Venture” in Item 1. “Financial Statements” for further discussion of our investment in an unconsolidated venture.
Recent Developments
Distributions
On August 9, 2018, our board of directors approved a daily cash distribution of $0.000753425 per share of common stock for each of the three months ended December 31, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From July 1, 2018 through August 9, 2018, we repurchased 34,801 shares for a total of $295,861 or a weighted average price of $8.49 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We generally fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP, but may fund additional repurchase requests with any available capital sources.
Repayments
In August 2018, we received $9.4 million related to the repayment of the Times Square Loan. Refer to “Our Investments” for additional information.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Funds from operations:
Net income (loss) attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$650,283	$155	$1,127,601	$300,822
FFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$650,283	$155	$1,127,601	$300,822
Modified funds from operations:
FFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$650,283	$155	$1,127,601	$300,822
Adjustments:
Acquisition fees and transaction costs	—	105,620	10,696	105,620
Changes to fair value of unconsolidated venture	3,683	3,663	(163)	(353,060)
Amortization of origination fee on real estate debt investment	(16,667)	—	(33,333)	—
Adjustments related to non-controlling interests	833	—	5,166	—
MFFO attributable to NorthStar/RXR New York Metro Real Estate, Inc. common stockholders	$638,132	$109,438	$1,109,967	$53,382
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From May 16, 2016 through September 30, 2017, we paid an annualized distribution amount of $0.10 per share of our common stock (not adjusted for the retroactive impact of the stock distributions issued in January and May 2017). From October 1, 2017 through June 30, 2018, we paid an annualized distribution amount of $0.275 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2018 and year ended December 31, 2017:

	Six Months Ended June 30, 2018		Year Ended December 31, 2017
Distributions(1)
Cash	$428,298		$172,262
DRP	141,017		181,473
Total	$569,315		$353,735

Sources of Distributions
Funds from Operations	$569,315	100%	$353,735	(2)	100%

Offering proceeds - Distribution support	—	—%	—	(3)	—%
Offering proceeds - Other	—	—%	—	(3)	—%
Total	$569,315	100%	$353,735		100%

Cash Flow Provided by (Used in) Operations	$1,601,603		$1,423,640
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

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
Interest Rate Risk
We may be exposed to changes in interest income from our investments in real estate debt. Our CRE debt investments bear interest at floating rates. The interest rates on our floating-rate assets are fixed spreads over the one-month LIBOR and reprice every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments. As of June 30, 2018, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate ceiling) would increase income by $150,000 annually.
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
Credit Risk
Credit risk in our CRE debt investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor Entities’ comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. As of June 30, 2018, we had only two debt investments, which contributed 100% of our interest income.  Given our limited number of investments, we have significant exposure to the credit risk of each of the borrowers underlying our debt investments. In August 2018, one of our debt investments was repaid in full. Refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for further discussion.
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
Item 1A.    Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 20, 2018, except as noted below.

If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions to our stockholders from any source, including offering proceeds, borrowings, our Advisor’s or Sub-advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our offering and we may continue to do so in the future. Until the proceeds from our offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the period from inception through June 30, 2018, we declared distributions of $946,977, of which 5% were paid using proceeds from the Offering, including the purchase of additional shares by Colony Capital and RXR.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2018, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.

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
During the six months ended June 30, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	$—	—	(1)
February 1 to February 28	—	—	—
March 1 to March 31	—	—	—
April 1 to April 30	—	—	—
May 1 to May 31	8,071	$9.01	8,071
June 1 to June 30	—	—	—
Total	8,071	$9.01	8,071
________________________

(1)
The number of shares to be repurchased during the calendar year is limited to: (i) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net proceeds of the sale of shares pursuant to our DRP in the prior calendar year plus such additional cash as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or disability of a stockholder.

As of June 30, 2018, we had no unfulfilled repurchase requests.
Item 4.    Mine Safety Disclosures
Not applicable.

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
The following materials from the NorthStar/RXR New York Metro Real Estate, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Equity (unaudited) for the six months ended June 30, 2018 and 2017; (iv) Consolidated Statement of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements (unaudited)

_______________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthStar/RXR New York Metro Real Estate, Inc.
Date:	August 10, 2018	By:	/s/ David Schwarz
			Name:	David Schwarz
			Title:	Chief Executive Officer and President

		By:	/s/ Frank V. Saracino
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer